Form 10-Q
period 1996-03-31
CHELSEA PIERS LP
filed 1996-05-15
CIK 929702

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

          (x)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to .................
Commission file number:  33-83762

                                CP FUNDING CORP.
                            (A Delaware Corporation)
                            Exact name of registrant
                        as specified in its Certificate

Delaware                                    13-3777023
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                       AND

                               CHELSEA PIERS L.P.
                        (A New York Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

New York                                             13-3668842
- -------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

Chelsea Piers - Pier 62, Suite 300
New York, New York                                   10011
- -------------------------------                      -------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (212) 336-6800
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                 12 1/2% DISCOUNT EXCHANGE FIRST MORTGAGE NOTES

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                                    YES   X         NO
                                        -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996

                 100 Shares of Common Stock of CP Funding Corp.
        $29,763,889 in Limited Partnership Interests in Chelsea Piers L.P

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Set forth below are the March 31, 1996 unaudited financial statements for Chelsea Piers L.P. (the "Partnership") and its wholly-owned subsidiary, CP Funding Corp. (the "Issuer" and with the Partnership, collectively referred to as the "Company").

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                           CONSOLIDATED BALANCE SHEETS

                                                  March 31,        December 31,
                                                    1996               1995
                                                 ------------      ------------
                                                 (Unaudited)
ASSETS
Current:
  Cash and cash equivalents .................   $  3,048,310       $  8,128,625
  Accounts receivable .......................        219,272            163,134
  Prepaid insurance .........................        175,136            306,488
  Due from related entity ...................         85,353             43,190
  Preopening costs, at cost less
   accumulated amortization of
   $266,856 and $93,122, respectively .......        561,732            723,420
                                                ------------       ------------
         Total current assets ..............      4,089,803          9,364,857

Property and equipment, at cost less
  accumulated  depreciation of
  $488,347 and $380,287, respectively .......      2,722,678          1,949,101
Prepaid rent ................................     51,792,954         49,893,481
Financing costs, less accumulated
  amortization of $829,940 and
  $713,581, respectively ....................      3,889,079          4,005,438
Deferred rent ...............................      1,283,187          1,243,001
Other assets ................................        209,850            213,850
                                                ------------       ------------
                                                $ 63,987,551       $ 66,669,728
                                                ============       ============
LIABILITIES AND PARTNERS' EQUITY
Current:
  Accounts payable and accrued expenses .....   $    799,758       $    860,916
  Accrued construction costs ................           --            2,352,876
  Deferred revenues .........................        499,557            504,067
                                                ------------       ------------
          Total current liabilities .........      1,299,315          3,717,859

Discount First Mortgage Notes payable, net of
  discount of $16,978,562 and
  $15,311,066, respectively .................     55,650,420         53,986,925
Other liabilities ...........................        393,327            295,250
                                                ------------       ------------
          Total liabilities .................     57,343,062         58,000,034
                                                ------------       ------------
Partners' equity:

  General partners ..........................        (61,694)           (31,803)
  Limited partners ..........................      6,706,183          8,701,497
                                                ------------       ------------
          Total partners' equity ............      6,644,489          8,669,694
                                                ------------       ------------
                                                $ 63,987,551       $ 66,669,728
                                                ============       ============

           See accompanying note to consolidated financial statements.

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                      Three months ended     Three months ended
                                          March 31, 1996         March 31, 1995
                                             -----------            -----------

Revenues ...............................     $ 4,844,786            $ 1,661,337
                                             -----------            -----------
Expenses:
  Operating expenses ...................       2,803,337                864,140
  Rent .................................       1,766,365              1,747,485
  General and administrative ...........       1,543,378                803,426
                                             -----------            -----------
     Total operating expenses ..........       6,113,080              3,415,051
                                             -----------            -----------
     Operating loss ....................      (1,268,294)            (1,753,714)

Other income (expense):
  Interest income ......................          63,055                625,450
  Interest expense .....................      (1,667,496)            (1,478,035)
  Financing costs ......................        (116,359)              (116,359)
                                             -----------            -----------
Net (loss) .............................     ($2,989,094)           ($2,722,658)
                                             ===========            ===========



           See accompanying note to consolidated financial statements.

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------


              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                                        General       Limited
                                        Partners      Partners        Total
                                      -----------    -----------    -----------

Balance, January 31, 1996 .........       (31,803)     8,701,497      8,669,694

Partners' capital contribution ....          --          963,889        963,889

Net loss - three months 1996 ......       (29,891)    (2,959,203)    (2,989,094)
                                      -----------    -----------    -----------
Balance, March 31, 1996 ...........   $   (61,694)   $ 6,706,183    $ 6,644,489
                                      ===========    ===========    ===========


           See accompanying note to consolidated financial statements.

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three months ended  Three months ended
                                             March 31, 1996      March 31, 1995
                                               -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) ................................. ($2,989,094)         ($2,722,658)
                                               -----------          -----------
Adjustments to reconcile net (loss)
  to net cash (used in)
  operating activities:

  Depreciation and amortization ..............   3,593,144            2,831,954
  Decrease (increase) in:
    Accounts receivable ......................     (56,138)              (5,084)
    Due from related entity ..................     (42,163)              16,519
    Prepaid insurance ........................     131,352               36,485
    Preopening costs .........................     (12,047)                --
    Other current assets .....................        --                (25,000)
    Deferred rent ............................     (40,186)            (153,319)
    Other assets .............................       4,000             (106,904)

Increase (decrease) in:

  Deferred revenues ..........................      (4,510)                --
  Accounts payable and accrued expenses ......     (61,158)            (346,000)
  Other liabilities ..........................      98,077              210,010
                                               -----------          -----------
     TOTAL ADJUSTMENTS .......................   3,610,371            2,458,661
                                               -----------          -----------
     NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES ...............     621,277             (263,997)
                                               -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment ...................    (881,637)             (36,695)
  Prepaid rent ...............................  (3,430,968)          (4,709,251)
  Accrued construction costs .................  (2,352,876)                --
  Restricted cash ............................        --              5,149,783
                                               -----------          -----------
    NET CASH (USED IN) INVESTING
      ACTIVITIES .............................  (6,665,481)             403,837
                                               -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from partners ........     963,889                 --
                                               -----------          -----------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES ....................     963,889                 --
                                               -----------          -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ............................  (5,080,315)             139,840

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD .........................   8,128,625              381,085
                                               -----------          -----------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD ............................... $ 3,048,310          $   520,925
                                               ===========          ===========



           See accompanying note to consolidated financial statements.

                       CHELSEA PIERS, L.P. AND SUBSIDIARY

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Chelsea Piers, L.P. (the "Partnership") and its wholly-owned subsidiary, CP Funding Corp. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and regulation 210 of S-X and consequently do not include all of the disclosures normally made in an annual Form 10-K filing. Accordingly, the consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Annual Report on Form 10-K for the year ending December 31, 1995.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996 and the results of its operations and statements of cash flows for the three months ended March 31, 1996 and 1995 and statements of cash flows for the three months ended March 31, 1996. The foregoing interim results are not necessarily indicative of the results of operations for a full year. The December 31, 1995 amounts have been derived from audited financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations
     ---------------------

     Revenues for the three months ended March 31, 1996 were approximately $4,845,000 as compared to approximately $1,661,000 for the comparable period in 1995. Construction has been completed and the various facilities began operating in 1995 and early 1996, in addition to the property management sector which began in 1994. The Roller Rinks began operating on July 1, 1995; Sky Rink ceased operations at its West 33rd Street location and opened September 1, 1995 at its new location; operations at the Field House started September 15, 1995; the Golf Club commenced operations in October 1995 and the Sports Center opened February 1, 1996. Start-up revenues from these businesses and existing operations contributed to the increase in revenues.

     Operating expenses for the three months ended March 31, 1996 were approximately $2,803,000 as compared to approximately $864,000 for the comparable period in 1995. The increase is due to the commencement of operations of the various businesses at the Chelsea Piers.

     Rent expense for the three months ended March 31, 1996 was approximately $1,766,000 as compared with approximately $1,747,000 for the comparable period in 1995.

     General and administrative expenses for the three months ended March 31, 1996 were approximately $1,543,000 as compared with approximately $803,000 for the comparable period in 1995. The increase of 92% in general and administrative expenses is attributable to advertising and marketing expense and other expenses due to the expansion of the business.

     Interest income for the three months ended March 31, 1996 was approximately $63,000 compared to approximately $625,000 for the comparable period in 1995. The decrease in interest income is due to a declining average cash balance for 1996 compared to 1995.

     Interest expense for the three months ended March 31, 1996 was approximately $1,667,000 compared to approximately $1,478,000 for the comparable period in 1995. The increase is due to compounding amortization of bond discount.

     During the three months ended March 31, 1996, the Company incurred an operating loss of $1,268,294, as compared to an operating loss of $1,753,714 for the first calendar quarter of 1995. After giving effect to the accrual of interest on the Company's senior indebtedness and other items of income and expense, the Company's net loss for the period ended March 31, 1996, was $2,989,094 as compared to $2,722,658 for the first quarter of 1995. The first quarters of 1996 and 1995 are not comparable because in 1995 the Company had not opened any of its principal sports venues at the Chelsea Piers. However, the operating loss in 1996 was greater than anticipated, principally because delays in the opening of various components of the Company's business, including the Golf Club, the Sports Center, parking operations and subtenant restaurants, caused revenues to increase more slowly than anticipated.


     Capital Resources and Liquidity
     -------------------------------

     In June 1994, the Company was capitalized at an aggregate level of approximately $61,957,000, consisting of $16,950,000 of partners' capital and approximately $45,007,000 of net proceeds of discount first mortgage notes payable (the "Notes"). The Company's agreements with the trustee for the Notes provides for the release to the Company from time to time of the proceeds of the Notes upon delivery to the trustee of certificates as to the application of such proceeds to the payment of costs of improvements at the Chelsea Piers, and for the release to the Company from time to time of the proceeds of the equity contributions of the partners of the Company upon delivery to the trustee of certificates as to the application of such proceeds to the payment of marketing and opening expenses, development costs, overhead and operating expenses or costs of issuance of the Notes. In October, 1995, the Company issued additional limited partner interests resulting in proceeds to the Company of approximately $12,814,000 (of which approximately $964,000 was received by the Company in January, 1996).

     The terms of the Notes provide that the Notes will accrete to their principal amount at maturity over the period from the date of their issuance until June 15, 1996, at which time interest will begin to accrue on a basis that is payable semiannually commencing December 15, 1996.

     The Company has had significant capital requirements, principally related to the renovation of the Chelsea Piers and the costs to be incurred in operating and marketing the Company's businesses. The Company budgeted approximately $60,370,000 as its capital budget for the renovation and construction of improvements at the Chelsea Piers and for marketing and financing costs related thereto. As is common in large scale construction projects, certain elements of the Chelsea Piers construction project have been more costly than had been anticipated, while others have been as costly or less costly than anticipated, and certain expenditures for furniture, fixtures and equipment have been deemed appropriate that were not originally budgeted for. In addition, the Company's plans for the Field House component of the facility and certain portions of the Sports Center at Chelsea Piers have evolved in a way that the Company believes will be advantageous to the overall performance of the Chelsea Piers business. The cost of improvements and enhancements has resulted in an increase in the overall construction cost of the facility, which the Company has funded through the issuance of additional partnership equity interests in October, 1995.

     Substantially all of the component parts of the Chelsea Piers facility have been completed and the Sky Rink, Roller Rinks, Field House, and Golf Club at Chelsea Piers are operational. Operations of the Sports Center at Chelsea Piers began on February 1, 1996. Construction of certain soundstage facilities and construction of the Pier 60 restaurant facility is likely to be deferred until after December 1996.

     The principal sources of liquidity for the Company have consisted of the proceeds of the Notes and the equity contributions of the partners of the Company. Substantially all of such proceeds have been expended or committed for expenditure in connection with the renovation and construction of the Company's facilities at the Chelsea Piers.

     The Company will depend in the future for its liquid resources on the results of operations of the Company's business and, if necessary, short term borrowings that are permitted under the terms of the Notes. Management of the Company has evaluated the levels and trends of revenues and expenses of the Company that Management considers most likely to occur over the coming months, and has concluded that the Company will require a change in the terms of its lease and/or additional financing in order to remain in compliance with the terms of its existing indebtedness. The Company has recently initiated discussions with its landlord regarding changes that the Company believes should be made in the terms of the Company's lease. The Company expects that the results of these discussions, together with additional financing that the Company is permitted to incur under the terms of the Notes, will be sufficient to permit the Company to remain in compliance with the terms of the Notes.

     Since construction of substantially all of the components of the Chelsea Piers facility has been completed, the Company plans to undertake only certain specific capital expenditures in the future. The Company anticipates that the cost of construction of these improvements will be financed through the Company's operating cash flow or through leasehold improvement financing if available. Other than the planned construction of these facilities, the Company expects that its expenditures will for the foreseeable future be limited to maintenance and repairs of existing facilities that will be financed from the Company's operating cash flow.

     In addition to the obligation of the Company to pay current interest on the Notes, beginning in December, 1996, the Company is obligated to pay additional interest to holders of a series of the Notes denominated "Series B" (the "B Notes"). The amount of such additional interest is calculated as 36.34% of the Company's distributable cash for each semiannual period beginning with the semiannual period ending December 31, 1994. The Company was not required to pay additional interest with respect to the B Notes for the first quarter of 1996.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits:


     Exhibit  4 --  Instruments    defining    the    rights   of
                    security-holders -- Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8 of the Registrants' registration statement filed under the Securities Act of 1933, as amended (no. 33-83762).

     Exhibit 10 --  Material   contracts   --   Incorporated   by
                    reference to Exhibits 10.1 through 10.23 of the Registrants' registration statement filed under the Securities Act of 1933, as amended
                    (no. 33- 83762).

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CP FUNDING CORP.


                                       By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President



                                       CHELSEA PIERS L.P.
                                       A New York limited partnership


                                       By: Chelsea Piers Management, Inc.,
                                           Managing General Partner


Date:  May ___, 1996                   By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President