Form 10-Q
period 1996-06-30
CHELSEA PIERS LP
filed 1996-08-13
CIK 929702

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

          (x)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                                    YES   X         NO
                                        -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996

                 100 Shares of Common Stock of CP Funding Corp.
        $29,763,889 in Limited Partnership Interests in Chelsea Piers L.P

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Set forth below are the June 30, 1996 unaudited financial statements for Chelsea Piers L.P. (the "Partnership") and its wholly-owned subsidiary, CP Funding Corp. (the "Issuer" and with the Partnership, collectively referred to as the "Company").

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                           CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                                    1996               1995
                                                 ------------      ------------
                                                 (Unaudited)
ASSETS
Current:
  Cash and cash equivalents .................    $   816,984       $  8,128,625
  Accounts receivable .......................        326,829            163,134
  Inventory .................................         76,837               --
  Prepaid insurance .........................         70,054            306,488
  Due from related entity ...................         86,343             43,190
  Preopening costs, at cost less
   accumulated amortization of
   $480,897 and $93,122, respectively .......        354,766            723,420
                                                ------------       ------------
         Total current assets ..............      1,731,813          9,364,857

Property and equipment, at cost less
  accumulated  depreciation of
  $639,294 and $380,287, respectively .......      2,837,042          1,949,101
Prepaid rent ................................     55,376,113         49,893,481
Financing costs, less accumulated
  amortization of $946,300 and
  $713,581, respectively ....................      3,772,719          4,005,438
Deferred rent ...............................      1,323,372          1,243,001
Other assets ................................        209,850            213,850
                                                ------------       ------------
                                                $ 65,250,909       $ 66,669,728
                                                ============       ============
LIABILITIES AND PARTNERS' EQUITY
Current:
  Interest payable ..........................   $    295,152               --
  Accounts payable and accrued expenses .....        792,252       $    860,916
  Accrued construction costs-short term .....      1,800,000          2,352,876
  Deferred revenues .........................        549,302            504,067
                                                ------------       ------------
          Total current liabilities .........      3,436,706          3,717,859

Accrued construction costs-long term  .......      1,200,000               --
Discount First Mortgage Notes payable .......     57,040,000         53,986,925
Other liabilities ...........................        369,447            295,250
                                                ------------       ------------
          Total liabilities .................     62,046,153         58,000,034
                                                ------------       ------------
Partners' equity:

  General partners ..........................        (96,091)           (31,803)
  Limited partners ..........................      3,300,847          8,701,497
                                                ------------       ------------
          Total partners' equity ............      3,204,756          8,669,694
                                                ------------       ------------
                                                $ 65,250,909       $ 66,669,728
                                                ============       ============

           See accompanying note to consolidated financial statements.

                               CHELSEA PIERS L.P.
                                 AND SUBSIDIARY
                               ------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three months ended June 30,                 Six months ended June 30,
                                                                1996                 1995                 1996                 1995
                                                        ---------------------------------         ---------------------------------
Revenues .......................................        $  5,124,200         $  1,264,201         $  9,968,986         $  2,925,538
                                                        ------------         ------------         ------------         ------------
Expenses:
  Operating expenses ...........................           3,101,863            1,038,980            5,905,200            1,903,110
  Rent .........................................           2,168,689            1,762,853            3,935,054            3,510,348
  General and administrative ...................           1,509,007              830,303            3,052,385            1,633,729
                                                        ------------         ------------         ------------         ------------
      Total operating expenses .................           6,779,559            3,632,136           12,892,639            7,047,187
                                                        ------------         ------------         ------------         ------------
      Operating loss ...........................          (1,655,359)          (2,367,935)          (2,923,653)          (4,121,649)

Other income (expense):
 Interest income ...............................              16,717              527,614               79,772            1,153,064
 Interest expense ..............................          (1,684,731)          (1,478,035)          (3,352,227)          (2,956,070)
 Financing costs ...............................            (116,360)            (117,563)            (232,719)            (233,922)
                                                        ------------         ------------         ------------         ------------
Net loss  ......................................        $ (3,439,733)        $ (3,435,919)        $ (6,428,827)        $ (6,158,577)
                                                        ============         ============         ============         ============




           See accompanying note to consolidated financial statements.

                               CHELSEA PIERS L.P.
                                 AND SUBSIDIARY
                               ------------------


              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                                        General       Limited
                                        Partners      Partners        Total
                                      -----------    -----------    -----------

Balance, January 1, 1996 ..........      ($31,803)   $ 8,701,497    $ 8,669,694

Partners' capital contribution ....          --          963,889        963,889

Net loss - six months 1996 ........       (64,288)    (6,364,539)    (6,428,827)
                                      -----------    -----------    -----------
Balance, June 30, 1996 ............   $   (96,091)   $ 3,300,847    $ 3,204,756
                                      ===========    ===========    ===========


           See accompanying note to consolidated financial statements.

                               CHELSEA PIERS L.P.
                                 AND SUBSIDIARY
                               ------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Six months ended June 30,

                                                  1996                1995
                                            ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................  ($ 6,527,772)        ($ 6,158,577)

Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization ............     7,208,946            5,685,157
  Decrease (increase) in:
    Accounts receivable ....................      (163,695)            (210,310)
    Inventory ..............................       (76,837)                --
    Due from related entity ................       (43,153)              (4,158)
    Prepaid insurance ......................       236,434               71,636
    Preopening costs .......................       (18,713)                --
    Other current assets ...................          --               (454,693)
    Deferred rent ..........................       (80,371)            (381,638)
    Other assets ...........................         4,000              218,999

Increase (decrease) in:

  Interest payable .........................       295,152                 --
  Accounts payable and accrued expenses ....       (68,664)             266,969
  Accrued construction costs-short term ....      (552,876)                --
  Deferred revenues ........................        45,235               370,781
  Accrued construction costs-long term .....     1,200,000                 --
  Other liabilities ........................        74,197              220,450

     TOTAL ADJUSTMENTS .....................     8,059,655            5,783,193

     NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES .............     1,531,883             (375,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment .................    (1,146,948)            (316,225)
  Increase in prepaid rent .................    (8,660,465)         (17,483,346)
  Reduction of restricted cash .............          --             18,878,716

    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES ...........................    (9,807,413)           1,079,145

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from partners ......       963,889                 --

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES ..................       963,889                 --

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ..........................    (7,311,641)             703,761

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD .......................     8,128,625              381,085

CASH AND CASH EQUIVALENTS,
 END OF PERIOD .............................  $    816,984         $  1,084,846




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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996 and the results of its operations for the three months and six months ended June 30, 1996 and 1995 and statements of cash flows for the six months ended June 30, 1996 and 1995. The foregoing interim results are not necessarily indicative of the results of operations for a full year. The December 31, 1995 amounts have been derived from audited financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations
     ---------------------

     Revenues for the six months and quarter ended June 30, 1996 were approximately $9,969,000 and $5,124,000, respectively, as compared to approximately $2,926,000 and $1,264,000 for the comparable periods in 1995. Construction has been substantially completed and the various facilities began operating in 1995 and early 1996, in addition to the property management sector which began operations in 1994. The Roller Rinks began operating on July 1, 1995; Sky Rink ceased operations at its West 33rd Street location and opened September 1, 1995 at its new location; operations at the Field House started September 15, 1995; the Golf Club commenced operations in October 1995 and the Sports Center opened February 1, 1996. Revenues from these businesses and existing operations contributed to the increase in revenues.

     Operating expenses for the six months and quarter ended June 30, 1996 were approximately $5,905,000 and $3,102,000, respectively, as compared to approximately $1,903,000 and $1,039,000 for the comparable periods in 1995. The increase is due to the commencement of operations of the various businesses at the Chelsea Piers.

     Rent  expense  for the six  months  and  quarter  ended  June 30,  1996 was approximately $3,935,000 and $2,169,000, respectively, as compared with approximately $3,510,000 and $1,763,000 for the comparable periods in 1995. The increase of 12% for the six months in rent expense is due to the higher amortization of prepaid rent due to increased capital expenditures.

     General and administrative expenses for the six months and quarter ended June 30, 1996 were approximately $3,052,000 and $1,509,000, respectively, as compared with approximately $1,634,000 and $830,000 for the comparable periods in 1995. The increase of 87% for the six months in general and administrative expenses is attributable to advertising and marketing expense and other expenses due to the commencement of the businesses.

     Interest income for the six months and quarter ended June 30, 1996 was approximately $80,000 and $17,000, respectively, compared to approximately $1,153,000 and $528,000 for the comparable periods in 1995. The decrease in interest income is due to a declining average cash balance for 1996 compared to 1995.

     Interest expense for the six months and quarter ended June 30, 1996 was approximately $3,352,000 and $1,685,000, respectively, as compared to approximately $2,956,000 and $1,478,000 for the comparable periods in 1995. The increase is due to compounding amortization of bond discount.

     During the six months and quarter ended June 30, 1996, the Company incurred an operating loss of $2,924,000 and $1,655,000, respectively, as compared to an operating loss of $4,122,000 and $2,368,000 for the same periods in 1995. After giving effect to the accrual of interest on the Company's senior indebtedness and other items of income and expense, the Company's net loss for the period six months and quarter ended June 30, 1996, was approximately $6,429,000 and $3,440,000 as compared to $6,159,000 and $3,436,000 for the same periods in 1995. The six months of 1996 and 1995 are not comparable because in 1995 the Company had not opened any of its principal sports venues at the Chelsea Piers.


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

     Substantially all of the component parts of the Chelsea Piers facility have been completed and the Sky Rink, Roller Rinks, Field House, and Golf Club at Chelsea Piers are operational. Operations of the Sports Center at Chelsea Piers began on February 1, 1996. Construction of certain space initially planned for soundstage facilities and construction of the Pier 60 restaurant facility is likely to be deferred until after December 1996.

     The principal sources of liquidity for the Company have consisted of the proceeds of the Notes and the equity contributions of the partners of the Company. Substantially all of such proceeds have been expended or committed for expenditure in connection with the renovation and construction of the Company's facilities at the Chelsea Piers.

     The Company will depend in the future for its liquid resources on the results of operations of the Company's business and, if necessary, short term borrowings that are permitted under the terms of the Notes. Management of the Company has evaluated the levels and trends of revenues and expenses of the Company that Management considers most likely to occur over the coming months, and has concluded that the Company will require a change in the terms of its lease and/or additional financing in order to remain in compliance with the terms of its existing indebtedness, and that ultimately, the Company will need to refinance the Notes with lower-cost indebtedness. The Company is continuing discussions with its landlord regarding changes that the Company believes should be made in the terms of the Company's lease. The Company expects that the results of these discussions, together with additional financing, will be sufficient to permit the Company to remain in compliance with the terms of the Notes until they are refinanced, and that these leases changes, once finalized, will permit the Company to refinance the Notes with lower-cost indebtedness.

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

     In addition to the obligation of the Company to pay current interest on the Notes, beginning in December, 1996, the Company is obligated to pay additional interest to holders of a series of the Notes denominated "Series B" (the "B Notes"). The amount of such additional interest is calculated as 36.34% of the Company's distributable cash for each semiannual period beginning with the semiannual period ending December 31, 1994. The Company was not required to pay additional interest with respect to the B Notes for the first six months of 1996.

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

     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996

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

                                       CP FUNDING CORP.


                                       By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President



                                       CHELSEA PIERS L.P.
                                       A New York limited partnership


                                       By: Chelsea Piers Management, Inc.,
                                           Managing General Partner


Date:  August ___, 1996                   By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President