Form 10-Q
period 1996-09-30
CHELSEA PIERS LP
filed 1996-11-13
CIK 929702

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

          (x)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to .................
Commission file number:  33-83762

                                CP FUNDING CORP.
                            (A Delaware Corporation)
                            (Exact name of registrant
      as specified in its Certificate and Agreement of Limited Partnership)

Delaware                                    13-3777023
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                       AND

                               CHELSEA PIERS L.P.
                        (A New York Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

New York                                             13-3668842
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

Chelsea Piers - Pier 62, Suite 300
New York, New York                                   10011
-------------------------------                      -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996

                 100 Shares of Common Stock of CP Funding Corp.
        $29,763,889 in Limited Partnership Interests in Chelsea Piers L.P

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Set forth below are the September 30, 1996 unaudited financial statements for Chelsea Piers L.P. (the "Partnership") and its wholly-owned subsidiary, CP Funding Corp. (the "Issuer" and with the Partnership, collectively referred to as the "Company").

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,     December 31,
                                                    1996               1995
                                                 ------------      ------------
                                                 (Unaudited)
ASSETS
Current:
  Cash and cash equivalents .................    $ 1,050,534       $  8,128,625
  Accounts receivable .......................        447,422            163,134
  Inventory .................................         86,736               --
  Prepaid insurance .........................        784,178            306,488
  Due from related entity ...................         40,644             43,190
  Preopening costs, at cost less
   accumulated amortization of
   $694,937 and $93,122, respectively .......        140,726            723,420
                                                ------------       ------------
         Total current assets ..............      2,550,240           9,364,857

Property and equipment, at cost less
  accumulated  depreciation of
  $831,663 and $380,287, respectively .......      2,715,826          1,949,101
Prepaid rent ................................     53,596,809         49,893,481
Financing costs, less accumulated
  amortization of $1,066,538 and
  $713,581, respectively ....................      3,652,481          4,005,438
Deferred rent ...............................      1,363,558          1,243,001
Other assets ................................        209,850            213,850
                                                ------------       ------------
                                                $ 64,088,764       $ 66,669,728
                                                ============       ============
LIABILITIES AND PARTNERS' EQUITY
Current:
  Interest payable ..........................   $  2,066,064               --
  Accounts payable and accrued expenses .....      1,553,806       $    860,916
  Accrued construction costs-short term .....      1,300,000          2,352,876
  Deferred revenues .........................        725,863            504,067
  Loan payable - short term .................        200,000                --
                                                ------------       ------------
          Total current liabilities .........      5,845,733          3,717,859

Accrued construction costs-long term  .......      1,200,000               --
Discount First Mortgage Notes payable .......     57,040,000         53,986,925
Other liabilities ...........................        427,460            295,250
                                                ------------       ------------
          Total liabilities .................     64,513,193         58,000,034
                                                ------------       ------------
Partners' equity (deficit):

  General partners ..........................       (131,383)          (31,803)
  Limited partners ..........................       (292,046)         8,701,497
                                                ------------       ------------
          Total partners' (deficit) equity ..       (424,429)         8,669,694
                                                ------------       ------------
                                                $ 64,088,764       $ 66,669,728
                                                ============       ============

           See accompanying note to consolidated financial statements.

                               CHELSEA PIERS L.P.
                                 AND SUBSIDIARY
                               ------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended Sept. 30,              Nine months ended Sept. 30,
                                                    1996                 1995                 1996                 1995
                                            ---------------------------------         ---------------------------------
       Revenues .....................       $  5,840,095         $  1,387,419         $ 15,809,081         $  4,312,957
                                            ------------         ------------         ------------         ------------

       Expenses:
         Operating expenses .........          3,432,195            1,187,795            9,337,395            3,090,905
         Rent .......................          2,329,102            1,709,754            6,264,156            5,220,102
         General and administrative .          1,818,359              743,272            4,870,744            2,377,001
                                            ------------         ------------         ------------         ------------

             Total operating expenses          7,579,656            3,640,821           20,472,295           10,688,008
                                            ------------         ------------         ------------         ------------

             Operating loss .........         (1,739,561)          (2,253,402)          (4,663,214)          (6,375,051)

       Other income (expense):
        Interest income .............              1,527              265,205               81,299            1,418,269
        Interest expense ............         (1,770,913)          (1,584,948)          (5,123,140)          (4,541,018)
        Financing costs .............           (120,239)            (118,945)            (352,957)            (352,867)
                                            ------------         ------------         ------------         ------------

       Net loss .....................       $ (3,629,186)        $ (3,692,090)        $(10,058,012)        $ (9,850,667)
                                            ============         ============         ============         ============




           See accompanying note to consolidated financial statements.

                               CHELSEA PIERS L.P.
                                 AND SUBSIDIARY
                               ------------------


              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                                        General       Limited
                                        Partners      Partners        Total
                                      -----------    -----------    -----------

Balance, January 1, 1996 ..........      ($31,803)   $ 8,701,497    $ 8,669,694

Partners' capital contribution ....          --          963,889        963,889

Net loss - nine months 1996 .......       (100,580)   (9,957,432)   (10,058,012)
                                       -----------    -----------    -----------
Balance, September 30, 1996 .......   $   (132,383)  $  (292,046)   $  (424,429)
                                       ===========    ===========    ===========


           See accompanying note to consolidated financial statements.

                               CHELSEA PIERS L.P.
                                 AND SUBSIDIARY
                               ------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine months ended Sept. 30,
                                                   1996                1995
                                            ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................. $(10,058,012)         $ (9,850,667)
                                             ------------          ------------

Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization ............    9,352,129             8,672,706
  Decrease (increase) in:
    Accounts receivable ....................     (284,288)             (576,294)
    Inventory ..............................      (86,736)                 --
    Due from related entity ................        2,546                10,536
    Prepaid insurance ......................     (477,690)             (321,810)
    Preopening costs .......................      (19,121)                 --
    Other current assets ...................         --                (548,434)
    Deferred rent ..........................     (120,557)             (572,457)
    Other assets ...........................        4,000               243,594

Increase (decrease) in:
  Interest payable .........................    2,066,064                  --
  Accounts payable and accrued expenses ....      692,890               500,796
  Accrued construction costs-short term ....   (1,052,876)                 --
  Deferred revenues ........................      221,796               805,372
  Accrued construction costs-long term .....    1,200,000                  --
  Other liabilities ........................      132,210                34,481
                                             ------------          ------------

     TOTAL ADJUSTMENTS .....................   11,630,367             8,248,490
                                             ------------          ------------

     NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES .............    1,572,355            (1,602,177)
                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment .................   (1,218,101)             (809,069)
  Increase in prepaid rent .................   (8,596,234)          (34,435,123)
  Reduction of restricted cash .............         --              36,903,105
                                             ------------          ------------

    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES ...........................   (9,814,335)            1,658,913
                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable - short term ................      200,000                  --
  Capital contributions from partners ......      963,889                  --
                                             ------------          ------------

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES ..................    1,163,889                  --
                                             ------------          ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ..........................   (7,078,091)               56,736

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD .......................    8,128,625               381,085
                                             ------------          ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD ............................. $  1,050,534          $    437,821
                                             ------------          ------------


           See accompanying note to consolidated financial statements.

                       CHELSEA PIERS L.P. AND SUBSIDIARY

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

ITEM 1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Chelsea Piers L.P. (the "Partnership") and its wholly-owned subsidiary, CP Funding Corp. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996 and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and statements of cash flows for the nine months ended September 30, 1996 and 1995. The foregoing interim results are not necessarily indicative of the results of operations for a full year. The December 31, 1995 amounts have been derived from audited financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1996 were approximately $15,809,000 and $5,840,000, respectively, as compared to approximately $4,313,000 and $1,387,000 for the comparable periods in 1995. Construction has been substantially completed and the various facilities began operating in 1995 and early 1996, in addition to the property management sector which began operations in 1994. The Roller Rinks began operating on July 1, 1995; Sky Rink ceased operations at its West 33rd Street location and opened September 1, 1995 at its new location; operations at the Field House started September 15, 1995; the Golf Club commenced operations in October 1995 and the Sports Center opened February 1, 1996. Revenues from these businesses and existing operations contributed to the increase in revenues.

     Operating expenses for the nine months and quarter ended September 30, 1996 were approximately $9,337,000 and $3,432,000, respectively, as compared to approximately $3,091,000 and $1,188,000 for the comparable periods in 1995. The increase is due to the commencement of operations of the various businesses at the Chelsea Piers.

     Rent expense for the nine months and quarter ended September 30, 1996 was approximately $6,264,000 and $2,329,000, respectively, as compared with approximately $5,220,000 and $1,710,000 for the comparable periods in 1995. The increase of 20% for the nine months in rent expense is due to the higher amortization of prepaid rent due to increased capital expenditures.

     General and administrative expenses for the nine months and quarter ended September 30, 1996 were approximately $4,871,000 and $1,818,000, respectively, as compared with approximately $2,377,000 and $743,000 for the comparable periods in 1995. The increase of 105% for the nine months in general and administrative expenses is attributable to advertising and marketing expense and other expenses due to the commencement of the businesses.

     Interest income for the nine months and quarter ended September 30, 1996 was approximately $81,000 and $2,000, respectively, compared to approximately $1,418,000 and $265,000 for the comparable periods in 1995. The decrease in interest income is due to a declining average cash balance for 1996 compared to 1995.

     Interest expense for the nine months and quarter ended September 30, 1996 was approximately $5,123,000 and $1,771,000, respectively, as compared to approximately $4,541,000 and $1,585,000 for the comparable periods in 1995. The increase is due to compounding amortization of bond discount.

     During the nine months and quarter ended September 30, 1996, the Company incurred an operating loss of approximately $4,663,000 and $1,740,000, respectively, as compared to an operating loss of approximately $6,375,000 and $2,253,000 for the same periods in 1995. After giving effect to the accrual of interest on the Company's senior indebtedness and other items of income and expense, the Company's net loss for the period nine months and quarter ended September 30, 1996, was approximately $10,058,000 and $3,629,000 as compared to approximately $9,851,000 and $3,692,000 for the same periods in 1995. The nine months of 1996 and 1995 are not comparable because in 1995 the Company had not opened any of its principal sports venues at the Chelsea Piers.

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

     The terms of the Notes provide that the Notes will accrete to their principal amount at maturity over the period from the date of their issuance until June 15, 1996, at which time interest will begin to accrue on a basis that is payable semiannually commencing December 15, 1996. The Company expects that it will be unable to make the December 15, 1996 interest payment due on the Notes and the B Notes (as hereinafter defined) out of operating revenues or current reserves and will depend upon significant additional debt or equity financing in order to make such payment. The Company is evaluating financing options. However, there is no assurance that additional financing will become available to the Company in the amounts or within the time required to make the December 15, 1996 interest payment due on the Notes and the B Notes.

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

     Substantially all of the component parts of the Chelsea Piers facility have been completed and the Sky Rink, Roller Rinks, Field House, and Golf Club at Chelsea Piers are operational. Operations of the Sports Center at Chelsea Piers began on February 1, 1996. Construction of certain space initially planned for soundstage facilities and construction of the Pier 60 restaurant facility is likely to be deferred until after December 1996. The Company has recently entered into a lease with AMF Bowling Centers, Inc. to construct and operate a bowling center, consisting of not less than 36 bowling lanes, on a portion of Pier 60. Construction of the bowling center is expected to commence by February, 1997, with a scheduled opening of the bowling center expected by September, 1997.

     The principal sources of liquidity for the Company have consisted of the proceeds of the Notes and the equity contributions of the partners of the Company. Substantially all of such proceeds have been expended or committed for expenditure in connection with the renovation and construction of the Company's facilities at the Chelsea Piers.

     The Company will depend in the future for its liquid resources on the results of operations of the Company's business and the availability of additional financing. The Company expects that it will be unable to make the December 15, 1996 payment of interest due on the Notes out of operating revenues or current reserves without the infusion of significant additional debt or equity to fund such payment on the Notes and the B Notes. The Company is currently evaluating opportunities for refinancing its existing indebtedness and expects to commence discussions with holders of the Notes and the B Notes in the near future with a view to refinancing such Notes and B Notes.

     Upon evaluation by Management of the Company's levels and trends of revenues and expenses that Management considered most likely to occur over the coming months, Management of the Company also concluded that the Company required a change in the terms of its Lease ("Lease"), dated June 24, 1994, between the Company and the Commissioner of the Department of Transportation with respect to the lease of premises known as Piers 59, 60, 61 and 62, located in the Borough of Manhattan, County of New York, City and State of New York, in order to remain in compliance with the terms of its existing indebtedness, and that ultimately, the Company will need to refinance the Notes with lower-cost indebtedness. On October 22, 1996, the Company and the Commissioner of the Department of Transportation executed an amendment ("Lease Amendment"), dated as of June 30, 1996, to the Lease with respect to the lease of the above-referenced premises. A copy of the Lease Amendment was filed as Exhibit 10.24 to the Form 8-K filed by the Company with the Securities and Exchange Commission on October 30, 1996.

     The Lease Amendment provides, among other changes, for the following:

     1. Term. Extension options that extend the maximum potential term of the Lease to 48 years and 11 months, subject to renewal at ten year intervals based upon satisfaction of the same kinds of requirements as are applicable at the time of renewal of the Lease at year ten.

     2. Rent. (a) 75% of the amount that would otherwise constitute base rent payable for the period July 1, 1996 through June 30, 1998 and 50% of the amount that would otherwise constitute base rent payable for the period July 1, 1998 through June 30, 1999 will be paid in either (x) a single lump sum on July 1, 2001 or (y) in monthly installments over 10 years with interest on the unpaid amount accruing at a rate of 5% per annum.

     (b) Beginning in year 21, the base rent for each year will be the greater of (i) base rent for the 20th year adjusted every two years based on the Consumer Price Index ("CPI") (provided no CPI adjustment will exceed 3.5% per year), and (ii) the base rent for the 20th year plus (x) 3% of the Company's gross revenues from the premises that exceed $60 million but are less than $90 million, plus (y) 3.5% of the Company's gross revenues from the premises that exceed $90 million but are less than $100 million, plus (z) 4% of the Company's gross revenues from the premises that exceed $100 million.

     3. PILOT Payments. The Company would be responsible for payments in lieu of taxes ("PILOT") to New York City starting in year 21. Years 21 through 26 would constitute the PILOT phase-in period during which the Company would pay an escalating percentage of the applicable PILOT payment, plus, during each such year, an amount equal to 50% of the amount that would otherwise constitute available cash of the Company as of the end of the applicable fiscal year of the Company up to a maximum aggregate amount for all payments in such year of the full applicable PILOT payment for such year. By year 27 the Company will pay 100% of the applicable PILOT due. Provision is made for payment by the Company of the PILOT obligation that is not due in years 21-26 because of the phase-in.

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

     In addition to the obligation of the Company to pay current interest on the Notes, beginning in December, 1996, the Company is obligated to pay additional interest to holders of a series of the Notes denominated "Series B" (the "B Notes"). The amount of such additional interest is calculated as 36.34% of the Company's distributable cash for each semiannual period beginning with the semiannual period ending December 31, 1994. The Company was not required to pay additional interest with respect to the B Notes for the first nine months of 1996. The Company expects that it will be unable to make the December 15, 1996 payment of interest due on the B Notes out of operating revenues or current reserves without the infusion of significant additional debt or equity to fund such payment on the B Notes.

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

          (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996. The Company filed a report on Form 8-K on October 30, 1996 relating to the execution of the Lease Amendment a copy of which was attached thereto as
               Exhibit 10.24.

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

                                       CP FUNDING CORP.


                                       By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President



                                       CHELSEA PIERS L.P.
                                       A New York limited partnership


                                       By: Chelsea Piers Management, Inc.,
                                           Managing General Partner


Date:  November 13, 1996               By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President