Form 10-K
period 1996-12-31
CHELSEA PIERS LP
filed 1997-03-31
CIK 929702

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . to . . . . . . . . . .

Commission file number   33-83762

                                CP FUNDING CORP.
                            (A Delaware Corporation)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                                              13-3777023
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                                       AND

                               CHELSEA PIERS L.P.
                        (A New York Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

New York                                             13-3668842
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification Number)

Chelsea Piers - Pier 62, Ste. 300
New York, New York                          10011
---------------------------------           ----------
(Address of principal executive offices)    (Zip Code)

Registrants' telephone number, including area code (212) 336-6800

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities  registered  pursuant to Section  12(g) of the Act:
                                  12 1/2% Discount Exchange First Mortgage Notes

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such requirements for the past 90 days.

                               YES    X        NO
                                    -----         -----

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of December 31, 1996.

                 100 Shares of Common stock of CP Funding Corp.
         $29,763,889 Limited Partnership Interests of Chelsea Piers L.P.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.  BUSINESS.

General
-------

     Chelsea Piers L.P. (the "Company") is a New York limited partnership formed in 1992 to develop and operate a sports and entertainment complex located on Piers 59-62 at 23rd Street and the Hudson River in the City of New York known as the Chelsea Piers ("Chelsea Piers" or the "Project").

     Chelsea Piers is a multi-faceted sports and entertainment complex that has been newly constructed within the framework of an historic urban waterfront pier and headhouse building complex ("Headhouse") Chelsea Piers is made up of a number of different athletic venues and business activities that are linked together in the public's mind as a single sports and entertainment center. The principal sporting venues and business activities that the Company operates or manages at Chelsea Piers are as follows:

     The Golf Club. The Golf Club, located on Pier 59, is an outdoor driving range that commenced operations in October, 1995.

     The Roller  Rinks.  The Roller  Rinks,  located on Pier 62,  consist of two
outdoor   regulation-sized   in-line/roller  skating  rinks.  The  Roller  Rinks
commenced operations in July, 1995.

     The Sky Rink. Sky Rink,  located on Pier 61, consists of two indoor,  year-
round  regulation-sized   hockey  and  ice-skating  rinks.  Sky  Rink  commenced
operations at Chelsea Piers in September, 1995.

     The Field House. The Field House, located in the Headhouse at Chelsea Piers, houses an athletic facility combining gymnastics, indoor soccer, basketball, volleyball, batting cages and similar facilities. The Field House commenced operations in September, 1995.

     The Sports Center. The Sports Center, located on Pier 60, houses, among other things, a health and fitness center, a swimming pool and a year-round indoor jogging track. The Sports Center commenced operations in February, 1996.

     Silver Screen Studios. Located in the Headhouse, Silver Screen Studios accommodates seven soundstages for television and film productions. As of December 31, 1996, seven soundstages were occupied under executed leases. In addition, the Company also entered into a lease with a single tenant for a fashion photography studio within the Headhouse of the Chelsea Piers.

     Marina. The Company operates a full-service marina leasing docking and slip space to vessels ranging from dinner boats to large private yachts, power and sail boats and kayaks. Spirit Cruises, Inc. is the anchor dinner boat tenant of the Company at the Marina.

     Restaurants and Other Major Leases. The Company leases space to two large independently-operated restaurants, The Crab House and Chelsea Brewing Company, and also leases food service space to a number of smaller restaurant and food service providers. The Company has entered into a lease with AMF Bowling Center, Inc. to develop and operate a bowling center of 40 lanes in the headhouse of Chelsea Piers. Construction of the bowling center commenced in March, 1997, with a scheduled opening in September, 1997. None of the Company's leases accounts for more than 3% of the Company's annual revenue.

     Office Leasing. The Company has approximately 100,000 square feet of office and retail space available for lease and has a variety of office lease and retail tenants, including office leases to production companies using sound studio space at Silver Screen Studios and athletic equipment retailers serving the customers of the Company's various sporting venues. New York Hospital has entered into a lease to operate a sports medicine clinic at Chelsea Piers.

     Sponsorship. The Company has sponsorship agreements with approximately a dozen major corporate sponsors for advertising within the Chelsea Piers venues, on collateral material and on the Company's electronic message board.

     Chelsea Piers Store. The Company operates a retail sportswear and sporting goods store at the north entrance to the Chelsea Piers where logotyped merchandise bearing the Chelsea Piers trademarks is sold.

     Parking. The Company operates a parking facility with a capacity of 550 cars that is located on the lower levels of Piers 60 and 61 for patrons of the Chelsea Piers.

     Special Events. The Company hosts and caters special events such as banquets, promotional events, charity benefits and company gatherings for groups ranging from ten to several thousand people.

     Chelsea Piers Management, Inc. ("Management"), the general partner of the Company, manages the Company and oversees the development of the Project.

     The Company made significant capital expenditures during the period September, 1994, through February, 1996, to renovate Chelsea Piers. The Company financed these expenditures through equity contributions to the Company and the proceeds from notes issued by CP Funding Corp. ("Funding"), a Delaware corporation wholly-owned by the Company that was formed for the limited purpose of acting as the agent for the Company in the issuance of notes and other debt instruments and making available the proceeds thereof to the Company on substantially the same terms as such notes and instruments. See Item 2, "Properties -- Construction of Improvements."

     The Company has incurred significant recurring losses from operations since inception. For the year ended December 31, 1996, the Company reported a net loss of approximately $13.8 million, and as of December 31, 1996 had a working capital deficit of $5.7 million and partners' deficit of $4.1 million. Management believes that the Company's poor operating results are primarily attributable to the Project being in its early stages of operation. The Company has also incurred higher than anticipated capital expenditures in connection with the construction of the Project, which, together with the recurring losses from operations, has placed a significant cash burden on the Company. Although the Company is taking steps to improve cash flow, the Company believes it will have cash flow deficits for the foreseeable future. The Company's auditors have raised concern in their Report of Independent Certified Public Accountants, a copy of which is included with the Company's audited consolidated financial statements filed herewith, regarding the ability of the Company to continue as a going concern in light of recurring losses from operations suffered by the Company. See Note 2 to the Company's financial statements. See Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Competition
-----------

     The Company competes with numerous sports, fitness, soundstage leasing and other business operations in the New York Metropolitan area. The Company is not aware of any competitor that combines all the activities available at the Chelsea Piers at a single location.

Employees
---------

     The Company's business is managed by the executives of Chelsea Piers Management Inc., the general partner of the Company ("Management").

     As of February 28, 1997, the Company has 424 employees; and the salaries and expenses of 5 full time and 5 part time employees of Silver Screen Management, Inc. (an affiliate of Management) are charged to the Company. In addition, the Company employs several hundred people on a part-time or commission basis, such as trainers, coaches and referees in all sports.

ITEM 2.  PROPERTIES.

Original Lease
--------------

     In 1992, the Company obtained the right to lease the Chelsea Piers and to develop and operate a sports and entertainment facility on the premises through a public auction process pursuant to which the Company submitted a bid and proposal to the New York State Department of Transportation (the "DOT" or the "Lessor"). After the Company was awarded the lease, a development and construction team was assembled, and a 24-month, design and program planning process began. During this time, an Environmental Impact Statement process was initiated for the Project, which entailed extensive public review and comment. The Environmental Impact Statement was completed and certified in December 1993. Concurrently, the permitting process began with the New York City Board of Standards and Appeals, the New York State Historic Preservation Office, the U.S. Army Corps of Engineers, and the New York City Building and Fire Departments and several other city, state and federal agencies.

     The Company entered into an interim lease agreement with the Lessor on May 14, 1993, with rent payments commencing in July, 1993, which permitted the Company to operate the facility and the existing businesses based at the Chelsea Piers.

     The Lease between the Company and the Lessor with respect to the development and operation of the Chelsea Piers (the "Lease") was entered into on June 24, 1994. The Lease provided for a term of 10 years with a provision for renewal for an additional 10 years. Renewal is based on an evaluation by the Lessor of the Company's tenancy based on the following criteria: (i) timeliness of rental payments, (ii) responsiveness of the Company to make required repairs,
(iii) the nature and extent of improvements  made by the Company to the Project,
(iv) timely performance of all material conditions, agreements, covenants, terms and provisions of the Lease, and (v) impact on the community with advice solicited from the community in the evaluation. Lessor's decision to renew is required to be based on the Company's substantial compliance with the above criteria and, if the Company has substantially complied with the above criteria, the Lessor shall offer the Company a renewal. The Lease provides that if the Lease is not renewed after the initial ten year term (other than by reason of the Company's default), the Lessor is required to pay the Company an amount equal to the depreciated value of the Lessee Improvements (as defined) (together with all construction expenditures incurred by or on behalf of the Company prior to the term), calculated on the basis of actual construction costs and determined on a straight line or, at Lessor's option, an accelerated depreciation basis (if permitted by Federal tax law), in each case utilizing useful life periods for leasehold improvements at the time such property is placed in service pursuant to Internal Revenue Code Section 168(i)(8). In such event, the Lease, at the Company's option, shall continue until such payment has been received by the Company, but such payment by Lessor shall be proportionately reduced, based on the rent that would have been due, by the length of such continuation and the reduced depreciation.

     On the expiration date of the term, the Company is entitled pursuant to the terms of the Lease to remove from the premises any items of personal property or Trade Fixtures, which are necessary for the Company's business; Trade Fixtures are defined as any fixtures, equipment or property as are installed by or on behalf of the Company for the Company's business operations at the premises including, but not limited to, the ice skating rink, studio lighting systems, track and fitness center equipment, golf driving range equipment and removable marina dock slips and equipment and designated by the Company as Trade Fixtures. If the removal of personal property or Trade Fixtures materially and adversely affects the structural integrity of the premises or the underlying plumbing, electrical or HVAC systems, the Company is required by the terms of the Lease to repair the premises to correct such adverse effect.

     All Lessee Improvements except Trade Fixtures and all material to be incorporated in the Improvements at any time during the Lease term shall, upon purchase or construction of the same and at all times thereafter, constitute the property of the Lessor, and upon construction of the Lessee Improvements or the incorporation of such materials therein, title to the Lessee Improvements and such materials shall vest in the Lessor. Lessee Improvements is defined to mean those Improvements erected, constructed, rehabilitated or placed upon the land for Existing Improvements by or on behalf of the Company during the term. Improvements is defined to mean the buildings, platforms, marinas, piers, wharfs, berths, slips, parks, stables, golf driving ranges, Equipment and all other improvements existing at the commencement date or hereafter erected, rehabilitated or placed upon the land (including, without limitation, the Existing Improvements and the Lessee Improvements) and the footings, foundations and other supports beneath the land and all alterations and replacements thereto and additions and substitutions thereof. Existing Improvements is defined to mean the Improvements existing at the commencement date upon the land and the footings, foundations and other supports beneath the land.

     The Lessor retains title to all Equipment. Such Equipment does not mean any items of personal property owned or leased by the Company or any sublessees or any Trade Fixtures.

     The Lease provides for annual rent of $2,420,106.70, payable monthly and subject to adjustment every two years based on the Consumer Price Index.

     The Lease provides for credits to be taken at specified times during the Lease term of (i) $600,000 for rents previously paid under the interim prior lease agreement with the Lessor (which is superseded by the Lease), (ii) $1,000,000 for one half of the costs of repairing the roofs of Piers 60 and 59, and (iii) $200,000 for construction and $50,000 per year for maintenance and operating costs in respect of expenses of construction and maintenance of public toilets.

     The Lease provides that portions of the premises (including Pier 62 which will house outdoor recreational activities) which are required by the State for the construction of Route 9A (West Side Highway) or by the appropriate governmental entity for the development of a state park in accordance with a waterfront plan, are subject to repossession at any time on six months' notice. If a portion of the existing headhouse is repossessed by the State, the Lease requires the Lessor to either restore the headhouse to as near as possible to the condition prior to such repossession so that the headhouse is against a complete and functional building usable for the purposes for which it was being used or was being planned to be used or, at the Company's election, reimburse the Company for the costs of such restoration. In the event of such a repossession, rental payments will be reduced proportionately.

     The Lease required the Company to expend not less than $50 million in connection with the erection, construction and renovation of Lessee Improvements and the acquisition of Equipment, which amount will constitute additional rent to Lessor. The Lease required substantial completion of (i) the skating rinks by December 31, 1995, (ii) 75,000 square feet of film, television and photography facilities studios by January 1, 1996 and (iii) the Pier 61 public spaces by December 31, 1995, subject in each case to extension for "Unavoidable Delays" (which is defined in the Lease as delays from any and all causes beyond the Company's reasonable control, including, without limitation, delays due to strikes, inability to obtain labor or materials and unavoidable casualty). The Company complied with each of these deadlines. The Lease requires the Company to complete other facilities in accordance with a schedule determined by the Company in its discretion. The Company is required to maintain specified insurance coverage during the construction period.

     The Company is obligated under the Lease to pay all governmental charges related to the leased premises other than Real Property Taxes (as defined), which are the obligation of the Lessor.

     The Company's interest in the Lease may not be sold, assigned or otherwise transferred (whether by operation of law or otherwise), nor any capital stock of the Company's general partner be issued, sold by the holders thereof, reclassified or mortgaged, or any voting trust entered into with respect to such stock, if the effect of such action will result in a change in the controlling stock ownership of the general partner. The general partner's interest in the Company may not be assigned or transferred without the Lessor's consent. The Lease permits the Company to sublet any portion of the leased premises without the Lessor's consent provided, however, that the Company is prohibited from subletting, except to an Affiliate of the Company (as defined), any portion in excess of 15% in the aggregate of the gross square footage of the leased premises to the same person or such person's affiliates without the Lessor's consent. The Lease provides, however, that the Company may encumber its leasehold interest with a mortgage to an Institutional Lender (as defined). Following substantial completion of the Lessee Improvements, the Company is permitted to assign or transfer its leasehold interest to any business entity controlled by the holders of the Company's equity or any entity that possesses sufficient financial ability to perform the Lease's obligations, has experience and a business reputation reasonably acceptable to the Lessor and has a substantial business presence in New York City.

Lease Amendment
---------------

     Upon evaluation by Management of the Company's levels and trends of revenues and expenses that Management considered most likely to occur over the coming months, Management concluded that the Company required a change in the terms of the Lease in order to remain in compliance with the terms of its existing indebtedness.

     On October 22, 1996, after one year of discussion and negotiations, the Company and the Commissioner of the Department of Transportation executed an amendment ("Lease Amendment"), dated as of June 30, 1996, to the original Lease relating to the Project. A copy of the Lease Amendment was filed as Exhibit
10.24 to the Company's current report on Form 8-K dated October 30, 1996 and the terms thereof are incorporated herein by reference.

     The Lease Amendment provides, among other changes, for the following:

     1. Term. Extension options that extend the maximum potential term of the Lease to 48 years and 11 months, subject to renewal at ten year intervals based upon satisfaction of the same kinds of requirements as are applicable at the time of renewal of the Lease at year ten.

     2. Rent. (a) 75% of the amount that would otherwise constitute base rent payable for the period July 1, 1996 through June 30, 1998 and 50% of the amount that would otherwise constitute base rent payable for the period July 1, 1998 through June 30, 1999 will be paid in either (x) a single lump sum on July 1, 2001 or (y) in monthly installments over 10 years beginning on such date with interest on the unpaid amount accruing at a rate of 5% per annum.

     (b) Beginning in year 21, the base rent for each year will be the greater of (i) base rent for the 20th year adjusted every two years based on the Consumer Price Index ("CPI") (provided no CPI adjustment will exceed 3.5% per year), and (ii) the base rent for the 20th year plus (x) 3% of the Company's gross revenues from the premises that exceed $60 million but are less than $90 million, plus (y) 3.5% of the Company's gross revenues from the premises that exceed $90 million but are less than $100 million, plus (z) 4% of the Company's gross revenue from the premises that exceed $100 million.

     3. PILOT Payments. The Company will be responsible for payments in lieu of taxes ("PILOT") to New York City starting in year 21. Years 21 through 26 would constitute the PILOT phase-in period during which the Company would pay an escalating percentage of the applicable PILOT payment (i.e., the real property tax amount that the Company would be obligated to pay if the premises were fully taxable), plus, during each such year, an amount equal to 50% of the amount that would otherwise constitute available cash of the Company as of the end of the applicable fiscal year of the Company up to a maximum aggregate amount for all payments in such year of the full applicable PILOT payment for such year. By year 27 the Company will pay 100% of the applicable PILOT due. There is also a provision in the Lease Amendment for payment by the Company of the PILOT obligation that is not due in year 21-26 because of the phase-in.

Construction of Improvements
----------------------------

     Since construction of substantially all of the components of the Chelsea Piers facility has been completed and most of the planned venues are now operational,  the Company  plans to  undertake  only  certain  specific  capital
expenditures  in  the  future.   The  Company   anticipates  that  the  cost  of
construction of these improvements will be financed through the Company's operating cash flow or through leasehold improvement financing or installment payment programs with contractors if available. Other than the planned construction of these facilities, the Company expects that its expenditures will for the foreseeable future be limited to maintenance and repairs of existing facilities that will be financed from the Company's operating cash flow or permitted financing.

     The 1.2 million square foot steel framed structure located at the Chelsea Piers has been deemed an historical landmark. It was originally designed by renowned architects Warren and Wetmore, who also designed New York's Grand Central Station.

     The Company retained the firm of Butler Rogers Baskett as master planner and architect for the Project, with Cosentini Associates as mechanical and electrical engineer and Schrimer Engineering as life safety consultant. These firms together with Thornton- Tomasetti and Charles Vachris & Associates, developed the architectural and engineering plans that have been approved by the Board of Standards and Appeals and served as the basis for construction.

     Through February 28, 1997, the Company incurred approximately $7.1 million in soft costs, primarily for architectural, legal, engineering, permitting and other consulting services. Through February 28, 1997, the Company has incurred financing costs of approximately $4.7 million, including placement fees, mortgage recording taxes and title insurance. Through February 28, 1997, the Company expended approximately $61.5 million in construction costs. Through February 28, 1997, the Company has incurred approximately $3.0 million in pre-opening and marketing costs.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company knows of no legal proceedings of a material nature to which it or Funding is a party or of which any of its properties is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There was no vote of the holders of the Notes during the quarter ended December 31, 1996. As of October, 1995, the Limited Partners of record approved the issuance of the additional partnership equity interest described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANTS' UNITS OF LIMITED PARTNERSHIP INTEREST AND COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     As of February 28, 1996, there were 29 Limited Partners of record holding an aggregate of $29,863,889 in limited partnership units of the Company (the "Interests"). The Interests are not traded securities in any established trading market.

     The Agreement of Limited Partnership of the Company (the "Partnership Agreement") provides for distributions of Distributable Cash to Limited Partners at the discretion of Management as frequently as quarterly in accordance with their respective percentage interests at the time of such distribution, subject to certain adjustments. No distributions were made to Limited Partners during 1996, 1995 or 1994.

     In June, 1994, the Company was partially capitalized through the issuance of $45,007,000 of net proceeds of discount first mortgage notes payable (the "Notes"). The Notes provided that they would accrete to their principal amount at maturity over the period from the date of their issuance until June 15, 1996, at which time interest began to accrue on a basis that is payable semiannually commencing December 15, 1996. In addition to the obligation of the Company to pay current interest on the Notes, beginning in December, 1996, the Company is obligated to pay additional interest to holders of a series of the Notes denominated "Series B" (the "B Notes"). The amount of such additional interest is calculated as 36.34% of the Company's distributable cash for each semiannual period beginning with the semiannual period ending December 31, 1994. There have been no distributions to date.

     The Company was able to make the December 15, 1996 interest payment of $3,541,825.00 due on the Notes and the B Notes using the proceeds of permitted loans from affiliates as described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Capital Resources and Liquidity." The next interest payment date on the Notes and the B Notes is June 15, 1997. The Company expects it will be unable to make the June 15, 1997 payment of interest due on the Notes and the B Notes out of operating revenues or current reserves without the infusion of significant additional debt or equity to fund such payment on the Notes and the B Notes. The Company is currently evaluating opportunities for refinancing its existing indebtedness and expects to continue discussions with holders of the Notes and the B Notes in the future with a view to refinancing such Notes and B Notes. The Company will depend in the future for its liquid resources on the results of operations of the Company's business and the availability of additional financing. See Item 7.

     As of February 28, 1996, the authorized capital stock of Funding consisted of 100 shares of common stock, all of which were issued and outstanding and held beneficially of record by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

                         STATEMENTS OF OPERATIONS DATA

                                                                                 Period Ended
                                                                                 May 14, 1993
                             Year Ended        Year Ended        Year Ended    (Inception) to
                           December 31,      December 31,      December 31,      December 31,
                                   1996              1995              1994              1993
                         --------------   ---------------   ---------------   ---------------
Revenues ............   $    22,061,356   $     7,939,071   $     5,540,919   $     1,784,957
                        ---------------   ---------------   ---------------   ---------------

EXPENSES:
 Operating Expenses     $    13,002,675   $     5,805,757         3,397,924           522,872
 Rent ...............         8,689,721         6,915,686         4,715,761         1,179,391
 General and
  Administrative
  Expenses ..........   $     6,841,376         3,778,764         1,973,744           195,943
                        ---------------   ---------------   ---------------   ---------------
                             28,533,772        16,500,207        10,087,429         1,898,206
                        ---------------   ---------------   ---------------   ---------------
Loss from Operations .       (6,472,416)       (8,561,136)       (4,546,510)         (113,249)

OTHER INCOME
(Expense):
  Interest Income ...            81,299         1,581,432         1,216,938               548
  Interest Expense ..        (6,913,829)       (6,126,996)       (2,848,752)            ---
  Financing Costs ...          (471,901)         (471,812)         (260,769)            ---
                        ---------------   ---------------   ---------------   ---------------
Net Loss ............  ($   13,776,847)  ($    13,578,512) ($     6,439,093) ($       112,701)
                       ================   ===============   ===============   ===============


BALANCE SHEET DATA

                          December 31,       December 31,      December 31,      December 31,
                                  1996               1995              1994              1993
                        --------------    ---------------   ---------------   ---------------
Total Assets ........   $   61,488,747    $    66,669,728   $    58,944,701   $     3,906,922

Long-Term Debt ......   $   57,040,000    $    53,986,925   $    47,855,929             ---

Partners' Equity
  (Deficit) .........  ($   (4,143,264    $     8,669,694   $    10,398,206  ($       112,701)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995


Results Of Operation
--------------------

     Revenues for the year ended December 31, 1996 were approximately $22,061,000 as compared to approximately $7,939,000 for the year ended December 31, 1995. Construction has been substantially completed and the various facilities began operating in 1995 and 1996 in addition to the property management sector which began in 1994. The Roller Rinks began operating on July 1, 1995; Sky Rink ceased operations at its West 33rd Street location and opened September 1, 1995 at its new location; operations at the Field House started September 15, 1995; the Golf Club commenced operations in October, 1995 and the Sports Center opened February 1, 1996. Start-up revenues from these businesses and existing operations contributed to the increase in revenues of 178%.

     Operating expenses for the year ended December 31, 1996 were approximately $13,003,000 as compared to approximately $5,806,000 for the year ended December 31, 1995. This 124% increase is also due to the overall increase in operating costs attributable to the expansion of the business.

     Rent expense for the year ended December 31, 1996 was approximately $8,690,000 as compared with approximately $6,916,000 in 1995. The primary reason for the 26% overall rent increase is due to higher amortization of prepaid rent due to additional capital expenditures.

     General and administrative expenses for year ended December 31, 1996 were approximately $6,841,000 as compared with approximately $3,779,000 for year ended December 31, 1995. The increase of 81% in general and administrative expenses is attributable to the full operation of substantially all of the Project. Advertising and marketing expense and other expenses due to the expansion of the business also contributed to the increase.

     Interest income for the year ended December 31, 1996 was approximately $81,000 compared to approximately $1,581,000 for the year ended December 31, 1995. There was a decrease in interest income due to a decline in the cash balance for 1996 as compared to 1995.

     Interest expense for the year ended December 31, 1996 was approximately $6,914,000 as compared to approximately $6,127,000 for the year ended December

31, 1995. The increase is due to the fact that in 1995 the Company had a full year of bond discount amortization, whereas in 1996 the Company had a half a year of bond discount amortization and a half a year of interest expense payable on the Notes.

     During the year ended December 31, 1996, the Company incurred an operating loss of approximately $6,472,000 as compared to an operating loss of approximately $8,561,000 for the year ended December 31, 1995. After giving effect to interest expense on the Company's senior indebtedness and other items of income and expense, the Company's net loss for the year ended December 31, 1996 was approximately $13,777,000 as compared to approximately $13,579,000 for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994
---------------------------------------------------------------------

Results Of Operation
--------------------

     Revenues for the year ended December 31, 1995 were approximately $7,939,000 as compared to approximately $5,541,000 for the year ended December 31, 1994.

     Operating expenses for the year ended December 31, 1995 were approximately $5,806,000 as compared to approximately $3,398,000 for the year ended December 31, 1994. This 71% increase is also due to the overall increase in operating costs attributable to the expansion of the business.

     Rent expense for the year ended December 31, 1995 was approximately $6,915,000 as compared with approximately $4,716,000 in 1994. The primary reason for the overall rent increase is due to the amortization of prepaid rent for a full year in 1995 versus six months in 1994.

     General and administrative expenses for year ended December 31, 1995 were approximately $3,779,000 as compared with approximately $1,974,000 for year ended December 31, 1994. The increase in general and administrative expenses is attributable in part to the payment of management fees of $500,000 in 1995, a full year, while in 1994 $250,000 was paid for six months. Advertising and marketing expense and other expenses due to the expansion of the business also contributed to the increase.

     Interest income for the year ended December 31, 1995 was approximately $1,581,000 compared to approximately $1,217,000 for the year ended December 31, 1994. A decrease in interest income due to a declining average cash balance for 1995 compared to 1994, was more than offset by an increase in interest income due to capital invested for a full year in 1995 as opposed to six months in 1994.

     Interest expense for the year ended December 31, 1995 was approximately $6,127,000 as compared to approximately $2,849,000 for the year ended December 31, 1994. The increase is due to amortization of bond discount taken for a full year in 1995 as opposed to six months in 1994.

Capital Resources and Liquidity
-------------------------------

     The Company had significant capital requirements, principally related to the renovation of the Chelsea Piers, the construction of improvements at the Chelsea Piers to house the Company's operations, and the costs to be incurred in operating and marketing the Company's businesses. The Company budgeted approximately $60,370,000 as its capital budget for the renovation and construction of improvements at the Chelsea Piers and for marketing and financing costs related thereto. As is common in large scale construction projects, certain elements of the Chelsea Piers construction project have been more costly than had been anticipated, while others have been as costly or less costly than anticipated, and certain expenditures for furniture, fixtures and equipment have been deemed appropriate that were not originally budgeted for. In addition, the Company's plans for the Field House component of the facility and certain portions of the Sports Center at Chelsea Piers evolved in a way that the Company believes will be advantageous to the overall performance of the Chelsea Piers business. The cost of improvements and enhancements has resulted in an increase in the overall construction cost of the facility, which the Company has funded through the issuance of approximately $11,850,000 in additional partnership equity interests in October, 1995. In January, 1996, the Company received additional partnership equity of $964,000. The Company has decided to defer major construction projects until a later period.

     In June 1994, the Company was capitalized at an aggregate level of approximately $61,957,000, consisting of $16,950,000 of partners' capital and approximately $45,007,000 of net proceeds of discount first mortgage notes payable (the "Notes"). The Company's agreements with the trustee for the Notes provided for the release to the Company from time to time of the proceeds of the Notes upon delivery to the trustee of certificates as to the application of such proceeds to the payment of costs of improvements at the Chelsea Piers, and for the release to the Company from time to time of the proceeds of the equity contributions of the partners of the Company upon delivery to the trustee of certificates as to the application of such proceeds to the payment of marketing and opening expenses, development costs, overhead and operating expenses or costs of issuance of the Notes.

     The Company began principal construction of the Chelsea Piers complex in July, 1994. As of December 31, 1995, disbursements from the Note proceeds had been expended in its entirety. In accordance with the terms of the Collateral Trust Agreement, disbursements were made to cover placement fees, title insurance, certain architectural and engineering fees and construction costs. The Company utilized the proceeds from the partnership equity offerings to fund additional expenditures. In October, 1995, the Company issued additional limited partner interests resulting in proceeds to the Company of approximately
$12,814,000 (of which approximately $964,000 was received by the Company in January, 1996).

     The  principal  construction  of the  Chelsea  Piers  has  been  completed.
However, the Company continues to incur significant expenditures for capital improvements. The Company has an agreement with its general contractor, whereby the Company is to pay $1,200,000 in 1997 and $700,000 in 1998 relating primarily to construction services previously rendered by such contractor at the Chelsea Piers. The Company has temporarily suspended payments to such contractor, due to the cash constraints described below. In 1997, the Company has also contracted for $2 million in new electrical service infrastructure at the Chelsea Piers to ensure sufficient capacity for present and future needs. This work must be done in 1997. The Company has entered into a payment schedule with the electrical contractor which obligates the Company to make payments of $962,000 in 1997, $873,000 in 1998 and $218,000 in 1999. The Company has also undertaken a substantial program of repair and maintenance of the pilings supporting its pier structures with a budgeted cost of $300,000 - $500,000.

     As permitted by the Indentures, during 1996, the Company entered into a demand working capital grid note with a bank, with maximum borrowings up to $1,000,000. The note bears interest of 2.5% above LIBOR and is guaranteed by Roland W. Betts, the Chairman of Management. At December 31, 1996, no amounts were outstanding on the note. In January, 1997, the Company borrowed $900,000 under the terms of such grid note and applied the proceeds to make permitted prepayments under the Promissory Notes (as hereinafter defined).

     The Company has incurred significant recurring losses from operations since inception. For the year ended December 31, 1996, the Company reported a net loss of approximately $13.8 million, a working capital deficit of $5.7 million and partners' deficit of $4.1 million. Management believes that the Company's poor operating results are primarily attributable to the Project being in its early stages of operation. The Company has also incurred higher than anticipated capital expenditures in connection with the construction of the Project, which, together with the recurring losses from operations, has placed a significant cash burden on the Company. The proceeds of the issuance of the Notes and the equity contributions of the partners of the Company have been expended, and the Company will depend upon improved operations and the reduction of its costs of capital to be able to generate the cash flow the Company needs to meet its obligations. The Company is seeking to refinance its long term indebtedness to reduce the interest costs that the Company is currently incurring, but there can be no assurance that the Company will be successful in that effort. The Company's auditors have raised concern in their Report of Independent Certified Public Accountants, a copy of which is included with the Company's audited consolidated financial statements filed herewith, regarding the ability of the Company to continue as a going concern in light of recurring losses from operations suffered by the Company. See Note 2 to the Company's financial statements.

     The Company was able to make the interest payment due on the Notes on December 16, 1996, in a timely manner using the proceeds of additional indebtedness permitted under the Indentures and advanced by Roland W. Betts and Tom A. Bernstein. Such financing is described below. The Company expects that in the absence of the availability of additional financing or the reduction of the interest costs associated with its long term debt, the Company will not have the resources to make its interest payments due June 15, 1997, in respect of the Notes. There is no assurance that any such additional financing will be available at that time.

     In December, 1996, Roland W. Betts and Tom A. Bernstein (collectively, the "Holder"), principals of Management, the general partner of the Company, advanced to the Company the following amounts evidenced by two promissory notes. The Company executed (i) a promissory note (the "Capital Expenditures Promissory Note"), in favor of the Holder, dated as of December 16, 1996, in the principal amount of $1,951,623.17; and (ii) a promissory note (the "Equipment Financing Promissory Note"; and together with the Capital Expenditures Promissory Note, the "Promissory Notes"), in favor of the Holder, dated as of December 16, 1996, in the principal amount of $1,590,201.83. The Company used the proceeds of the Promissory Notes to make its December, 1996 interest payment under the Notes.

     As permitted by the terms of the Indentures, the Capital Expenditures Promissory Note represents an amount loaned to the Company in respect of certain capital expenditures undertaken by the Company. Pursuant to the terms of the Indentures, to secure the obligations of the Company to the Holder under the Capital Expenditures Promissory Note, the Company has granted a second priority lien and security interest in certain non-real estate collateral of the Company, subject and subordinate in all respects to the security interest granted to the Trustee under the Collateral Documents (as each such term is defined in the Indentures).

     As permitted by the terms of the Indentures, the Equipment Financing Promissory Note represents an amount loaned to the Company in respect of the cost of equipment described on a schedule attached to such promissory note ("Equipment"), acquired by the Company within the twelve month period prior to December 16, 1996. Pursuant to the terms of the Indentures, to secure the obligations of the Company to the Holder under the Equipment Financing Promissory Note, the Company has granted a first priority lien and security interest in all rights, title and interest of the Company in and to the Equipment, subject and subordinate in all respects to the security interest granted to the Trustee under the Collateral Documents (as each such term is defined in the Indentures).

     The Company may prepay the principal amount of each Promissory Note, in whole or part, at any time without penalty. In January and February 1997, the Company made an aggregate payment of $1.6 million under the Promissory Notes. As funds become available in the future, the Company intends to repay the Promissory Notes in full.

     Each Promissory Note matures on the fifth anniversary of the date of such promissory note (the "Maturity Date") and each Promissory Note accrues interest at a rate per annum equal to 12.5%, compounded quarterly ("Interest Rate"). All accrued and unpaid interest will be due and payable commencing on April 1, 1997 and on each January 1, April 1, July 1 and October 1 thereafter. The Company has the right under each Promissory Note to defer its interest payment obligations for any calendar quarter until the Maturity Date without penalty; provided that interest on such Promissory Note continues to accrue at the Interest Rate. Pursuant to the terms of the Capital Expenditures Promissory Note, the Company will not be required to make a principal payment in respect of such promissory note in an amount in excess of two million dollars in any calendar year if at the time of such payment the Indentures remain in full force and effect.

     The terms of each Promissory Note require that they be construed and applied so as to be consistent with, and not to result in a default by the Company under, the terms and conditions of the Indentures.

     A copy of the Capital Expenditure Promissory Note and the Equipment Financincg Promissory Note are attached hereto as Exhibit 10.25 and Exhibit
10.26 respectively and the terms thereof are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the financial statements referenced in Item 14 of this annual report.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Chelsea Piers L.P. is a limited partnership managed by Management and has no officers or directors. The following table sets forth the name, age, position, and term of office of each executive officer, director and significant employee of Funding and Management:


Name                    Age       Position
----                    ---       --------

Roland W.  Betts        50        Director,  Chairman and  Secretary of Funding;
                                  and   Director,   Chairman  and  Secretary  of
                                  Management

Tom A. Bernstein         44       Director,  President and Treasurer of Funding;
                                  and  Director,   President  and  Treasurer  of
                                  Management

David A. Tewksbury       35       Director  and  Executive   Vice  President  of
                                  Funding;   and  Director  and  Executive  Vice
                                  President of Management

Barbara Stubenrauch      58       Senior Vice President of Management

Richard S. Kasof         54       First Vice President of Management

Dana B. Thayer           40       First Vice President, Marketing of Management

Keith C. Champagne       41       Vice President, Operations of Management

Liz Brevetti             32       Vice President and Director of Special Events

Lisa M. LePore           28       Assistant Vice President of Finance


     Directors of Funding and Management are elected annually to serve until the next annual meeting of stockholders or until their successors have been elected and qualified.

     The Company operates as a single entity through operating divisions. Management is the general partner of the Company and is responsible for the operation and oversight of the Chelsea Piers complex.

Business Experience
-------------------

     The following information summarizes the business experience of each executive officer, director and significant employee of Funding and Management during the past five years.

     Roland W. Betts, 50, Chairman of Management and Chairman of Funding, is the founder of Silver Screen Management, Inc. and the affiliated Silver Screen companies. Mr. Betts is and has been the President, Treasurer, a Director and principal shareholder of Silver Screen Management, Inc., the managing general partner of Silver Screen Partners, Silver Screen Partners II and Silver Screen Partners III, and of Silver Screen Management Services, Inc., the managing general partner of Silver Screen Partners IV since the formation of each such entity. Since 1983, the Silver Screen partnerships, taken as a whole, have raised approximately $1 billion from 140,000 investors and have produced 74 films with Home Box Office, Inc. and The Walt Disney Company. These films include such box office successes as Beauty and The Beast, Pretty Woman, The Little Mermaid and Three Men and A Baby. Mr. Betts is also the President of International Film Investors, Inc., which is the managing general partner of International Film Investors, L.P., a limited partnership active in film financing from 1978 to 1985. Films financed and produced by International Film Investors include Gandhi and The Killing Fields. Mr. Betts is the largest owner of the Texas Rangers Baseball Club.

     Mr. Betts graduated from Yale University in 1968. He taught school at I.S. 201 in Central Harlem and trained teachers as part of a not-for-profit corporation, The Teachers Incorporated. Mr. Betts remained in public education as a teacher and served as an assistant principal until 1975. Mr. Betts wrote Acting Out: Coping with Big City Schools, a book published by Little Brown in 1978 which explores his experience in the public school system.

     After graduating from Columbia Law School in 1978, Mr. Betts practiced law in the Entertainment Department at Paul, Weiss, Rifkind, Wharton & Garrison until leaving to finance movies.

     Mr. Betts also serves in the following pro bono capacities: Trustee of the New York City Parks Foundation; Trustee of The Parks Council; Trustee of the American Museum of Natural History; Trustee of the Santa Fe Art Institute; member of the Board of Governors of Columbia University; member of the Buildings and Grounds Committee of the Yale Corporation and member of the Board of Directors of the United States Olympic Committee.

     Tom A. Bernstein, 44, President and Treasurer of Management and President and Treasurer of Funding, is a director, principal shareholder, Secretary and Executive Vice President of Silver Screen Management, Inc. and Silver Screen Management Services, Inc. Mr. Bernstein is one of the principal owners of the Texas Rangers Baseball Club.

     In 1984, Mr. Bernstein produced the motion picture Sakharov for Home Box Office, Inc. The film was the most honored show at the Seventh Annual Awards for Cable Excellence, winning four major awards including Best Movie or Miniseries. From 1978 to 1983, Mr. Bernstein was an attorney with the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York. From 1977 to 1978, he served as a law clerk for the Honorable Jack B.

Weinstein in federal district court in New York. Mr. Bernstein graduated summa cum laude from Yale College in 1974 and from Yale Law School in 1977, where he was an Editor of the Yale Law Journal.

     Mr. Bernstein is President of the Board of Directors of The Lawyers Committee for Human Rights. Formed in 1978, the Lawyers Committee works around the world to protect and promote fundamental human rights. The Committee has a staff of 35 persons and an annual budget of roughly $3 million. He is also a member of the Board of Directors of the WNYC Foundation which supports two public radio stations, WNYC-AM and WNYC-FM (the homes of National Public Radio in New York). In addition, Mr. Bernstein is a member of the Council on Foreign Relations and a member of the Visiting Committee of The New School for Social Research.

     David A. Tewksbury, 35, has been Executive Vice President and principal of Management, the managing general partner of the Company, since January 1, 1993. Mr. Tewksbury's responsibilities at Management during the development phase included the daily oversight of the Project development team (architect, engineers, general contractor, etc.), and construction. Working closely with Mr. Betts and Mr. Bernstein, Mr. Tewksbury has coordinated and guided the start-up of all Chelsea Piers operations. He also works closely with Mr. Betts and Mr. Bernstein in negotiating contracts and leases for businesses wishing to establish operations at Chelsea Piers, including Spirit Cruises, Universal Television, DreamWorks SKG and AMF Bowling Center, Inc.

     Mr. Tewksbury graduated from Yale University in 1983 with a B.A. in Economics. Prior to his full time involvement on the Chelsea Piers Project, Mr. Tewksbury was a Director of Cushman & Wakefield, Inc., a national commercial real estate services firm. During his tenure there, his primary focus was the leasing and managing commercial office space in the New York City (Manhattan) market.

     From 1989 through mid-1993, Mr. Tewksbury served pro-bono as the President of the Board of Directors of Sky Rink Winter Games Training Facilities, Inc., a not-for-profit organization, which operated Sky Rink, New York's city only year-round indoor ice skating arena. He continues to serve as President of this organization which now financially supports New York City youths who wish to participate in various Sky Rink programs.

     Barbara Stubenrauch, 58, Senior Vice President, Management. Ms. Stubenrauch has also been a Senior Vice President of Silver Screen Management, Inc. since April 1985 and from April 1983 until April 1985 she was a Vice President of that company. She also serves as the controller of International Film Investors, Inc. Prior to such association, which began in 1981, Ms. Stubenrauch was a credit manager at James Thompson & Company, Inc.

     Richard S. Kasof, CPA, 54, First Vice President, Tax, Management, and Silver Screen Management, Inc. Prior to joining Silver Screen in 1990, Mr. Kasof was a partner at Laventhol & Horwath, where as part of his responsibilities he served as tax consultant to the Silver Screen partnerships. He is a graduate of Baruch College of the City University of New York.

     Dana B. Thayer, 40, First Vice President, Marketing, Management. Ms. Thayer has also been a Vice President of Silver Screen Management, Inc. since 1988. From October 1986 until July 1988 she was an Assistant Vice President. Prior to that time, Ms. Thayer was employed by Cappy Productions, Inc., a New York-based sports film production company, from 1981 to 1984, and KQED, a public broadcasting station, from 1979 to 1981. She is a graduate of Williams College and the Columbia Business School.

     Keith C. Champagne, 41, Vice President, Operations, Management. Mr. Champagne has also been a Vice President of Silver Screen Management, Inc. since 1985. Mr. Champagne joined Silver Screen Management in June 1983. He is a graduate of Louisiana State University.

     Liz Brevetti, 32, Vice President and Director of Special Events. Ms. Brevetti has also been a Vice President of Silver Screen Management, Inc. since April 1993. Prior to that, Ms. Brevetti was a Director of Investor Relations. She joined Silver Screen Management in September 1987. Ms. Brevetti is a graduate of the School of Communications at Ithaca College.

     Lisa M. LePore, 28, Assistant Vice President Finance, Management and Silver Screen Management, Inc. Prior to joining Chelsea Piers L.P. in 1996, Ms. LePore was a Manager of Finance at Viacom New Media, a New York based video/computer developer. She is a graduate of Fairleigh Dickinson University.

Involvement in Legal Proceedings
--------------------------------

     No legal proceedings have occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, or executive officer of Funding or Management, nor has any such event occurred with respect to any promoter or control person of Funding or Management during the past five years that is material to a voting or investment decision.


ITEM 11. EXECUTIVE COMPENSATION.

     The Company has no executive officers or employees whose compensation exceeded $100,000 in 1996. The executive function of the Company is discharged by Management. See Item 13.

     The Partnership Agreement provides that certain expenses incurred by the Company, including, among other things, legal, auditing and accounting expenses, and the expenses of preparing and distributing reports to the Limited Partners, will be billed to and paid by the Company. Subject to restrictions contained in the Partnership Agreement, Management has been reimbursed for certain administrative services.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The authorized capital stock of Funding consists of one hundred shares of common stock. As of December 31, 1996, all of Funding's common stock was issued and outstanding and held beneficially and of record by the Company.

     Management has a single class of common stock, which is owned 37.5% by Roland W. Betts, 37.5% by Tom A. Bernstein and 25% by David A. Tewksbury. There is no shareholders' agreement or other agreement relating to the ownership of the common stock of Management.

     The following table sets forth the security ownership of limited partner interests by all officers and directors of Management and Funding and by beneficial owners of more than five (5%) percent of such interests:

                                  Percentage Interest                Capital
Name of Limited Partner               in Company                  Contribution
-----------------------               ----------                  ------------

Roland W. Betts*                       21.22%                    $ 6,336,437.50

Tom A. Bernstein*                      15.19%                      4,536,437.50

David A. Tewksbury*                    1.53%                         457,625.00

Lerner Enterprises
 Chelsea Piers, L.P.                   9.92%                       2,963,889.00


     * Messrs. Betts, Bernstein and Tewksbury are the sole shareholders and directors of Management.

     Some of the limited partners of the Company may be deemed to be "controlling persons" with respect to the Company and Funding within the meaning of Section 15 of the Securities Act.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company is obligated to pay to Management a management fee in an amount equal to $500,000 for each of the first two twelve-month periods commencing on July 1, 1994, $1.0 million for each of the third and fourth such twelve-month periods, $1.5 million for the fifth such twelve-month period, and for each subsequent twelve-month period an amount equal to the management fee for the immediately preceding twelve-month period increased by the Consumer Price Index. This management fee is required to be paid monthly in arrears. Management is solely responsible for the payment of salaries to Messrs. Betts, Bernstein and Tewksbury. The Company has no executive employees whose compensation exceeds $100,000 per annum.

     Management has contributed 1% of the initial equity capitalization of the Company, and will be entitled, pursuant to the agreement of limited partnership of the Company, to receive 1% of all cash distributions made by the Company until the time at which the Company has made aggregate distributions equal to the amount of capital invested in the Company by its limited partners (currently $29,863,889). After such time, Management is entitled to receive 15% of all such cash distributions.

     The Company has executed the Capital Expenditures Note and the Equipment Note, each dated as of December 16, 1996, in favor of Roland W. Betts and Tom A. Bernstein. A copy of the Capital Expenditure Promissory Note and the Equipment Financing Promissory Note are attached hereto as Exhibit 10.25 and Exhibit 10.26 respectively and the terms thereof are incorporated herein by reference. See
Item 7 hereof.

     Also See Items 10, 11 and 12 hereof.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)1. Consolidated Financial Statements

     The following consolidated financial statements of Chelsea Piers L.P. (a Limited Partnership) and its wholly-owned subsidiary, CP Funding Corp., are included pursuant to Item 8 hereof:

                                                                  Page
                                                                  ----

     Report of Independent Certified Public Accountants ........   F-1

     Balance sheets as of December 31, 1996 and 1995 ...........   F-2

     Statement of operations for the years ended
                December 31, 1996,  1995 and 1994 ..............   F-3

     Statement of partners' equity (deficit) for
               the years ended  December 31, 1996,
               1995 and 1994 ...................................   F-4

     Statement of cash flows for the years ended
              December 31, 1996, 1995 and 1994 .................   F-5

     Notes to Financial Statements .............................   F-6-15

     (a)2. Financial Statement Schedules

     Schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

     (a)3. Exhibits

     Exhibit 4 -- Instruments defining the rights of security-holders*

--------
* Incorporated by reference to Exhibits 4.1 through 4.8 of the Registrants' registration statement filed under the Securities Act of 1933, as amended (no. 33-83762)

          Exhibit 10    -- Material Contracts**

          Exhibit 10.24 -- Lease Amendment***

          Exhibit 10.25 -- Capital Expenditure Promissory Note

          Exhibit 10.26 -- Equipment Financing Promissory Note

          Exhibit 21 -- Subsidiaries of the registrant****

     (b) Reports on Form 8-K

     The Company and CP Funding have filed the following two reports on Form 8-K during the last quarter of the period covered by this annual report:

     Form 8-K dated October 30, 1996 regarding Lease Amendment.

     Form 8-K dated January 28, 1997 regarding the Capital Expenditure Note and the Equipment Note.


--------
** Incorporated by reference to Exhibits 10.1 through 10.23 of the Registrants' registration statement filed under the Securities Act of 1933, as amended (no. 33-83762)
*** Incorporated by reference to Exhibit 10.24 of the Registrants' current report on Form 8-K dated October 30, 1996.
**** Incorporated by reference to Exhibit 21 of the Registrants' registration statement filed under the Securities Act of 1933, as amended (no. 33-83762)

                                   SIGNATURES


     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrants have caused this Report to be signed on their behalf by the undersigned thereunto duly authorized on the 31st day of March, 1997.

                                        CP FUNDING CORP.

                                        By:  /s/ Tom A. Bernstein
                                             -----------------------------------
                                                 Tom A. Bernstein, President


                                        CHELSEA PIERS L.P.
                                        A New York limited partnership

                                        By:      Chelsea Piers Management Inc.,
                                                 Managing General Partner

                                        By:  /s/ Tom A. Bernstein
                                             -----------------------------------
                                                 Tom A. Bernstein, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrants in the capacities indicated on March 31, 1997.


/s/Roland W. Betts                Chairman of  the Board, Secretary and Director
------------------                of CP  Funding  Corp.;  and  Chairman  of  the
Roland W. Betts                   Board, Secretary and Director of Chelsea Piers
                                  Management Inc.

/s/Tom A. Bernstein               President, Treasurer and Director of CP
-------------------               Funding Corp.;  and  President,  Treasurer and
Tom A. Bernstein                  Director of Chelsea Piers Management Inc.

/s/David A. Tewksbury             Executive  Vice President  and Director  of CP
---------------------             Funding Corp.;  and  Executive Vice  President
David A. Tewksbury                and Director of  Chelsea Piers Management Inc.