Form 10-Q
period 1997-03-31
CHELSEA PIERS LP
filed 1997-05-14
CIK 929702

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

          (x)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997

                 100 Shares of Common Stock of CP Funding Corp.
        $29,763,889 in Limited Partnership Interests in Chelsea Piers L.P

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Set forth below are the March 31, 1997 unaudited financial statements for Chelsea Piers L.P. (the "Partnership") and its wholly-owned subsidiary, CP Funding Corp. (the "Issuer" and with the Partnership, collectively referred to as the "Company").

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,       December 31,
                                                      1997              1996
                                                  ------------     ------------
                                                   (Unaudited)
ASSETS
Current:
  Cash and cash equivalents ..................    $    492,946     $    308,971
  Accounts receivable ........................         622,634          317,853
  Inventory ..................................         130,133          101,531
  Prepaid insurance ..........................         496,455          640,317
                                                  ------------     ------------
         Total current assets ................       1,742,168        1,368,672

Property and equipment, at cost less
  accumulated  depreciation of
  $1,420,194 and $1,214,776 respectively .....       2,314,802        2,482,708
Prepaid rent .................................      50,339,833       52,185,238
Financing costs, less accumulated
  amortization of $1,301,842 and
  $1,185,483 respectively ....................       3,417,177        3,533,536
Deferred rent ................................       1,753,441        1,708,743
Other assets .................................         209,850          209,850
                                                  ------------     ------------
                                                  $ 59,777,271     $ 61,488,747
                                                  ============     ============
LIABILITIES AND PARTNERS' EQUITY
Current:
  Notes payable - partners ...................       1,241,825        3,541,825
  Notes payable - bank .......................         900,000             --
  Accounts payable and accrued expenses ......         936,171        1,255,790
  Construction costs payable - current .......       1,248,888        1,248,888
  Deferred revenues ..........................       1,062,239          541,879
  Interest payable ...........................       2,066,065          295,152
  Due to related parties .....................          16,184          137,031
                                                  ------------     ------------
          Total current liabilities ..........       7,471,372        7,020,565

Construction costs payable - long-term .......       1,339,545        1,339,545
Discount First Mortgage Notes payable ........      57,040,000       57,040,000
Other liabilities ............................         225,193          231,901
                                                  ------------     ------------
          Total liabilities ..................      66,076,110       65,632,011
                                                  ------------     ------------
Partners' equity (deficit):
  General partners ...........................        (191,127)        (169,571)
  Limited partners ...........................      (6,107,712)      (3,973,693)
                                                  ------------     ------------
          Total partners' equity .............      (6,298,839)      (4,143,264)
                                                  ------------     ------------
                                                  $ 59,777,271     $ 61,488,747
                                                  ============     ============

           See accompanying note to consolidated financial statements.

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                          Three months ended  Three months ended
                                              March 31, 1997     March 31, 1996
                                                 -----------        -----------

Revenues .................................     $ 7,138,649        $ 4,844,786
                                               -----------        -----------
Expenses:
  Operating expenses .....................       3,489,981          2,803,337
  Rent ...................................       2,464,907          1,766,365
  General and administrative .............       1,379,131          1,543,378
                                               -----------        -----------
     Total operating expenses ............       7,334,019          6,113,080
                                               -----------        -----------
     Operating loss ......................        (195,370)        (1,268,294)

Other income (expense):
  Interest income ........................           3,297             63,055
  Interest expense .......................      (1,847,143)        (1,667,496)
  Financing costs ........................        (116,359)          (116,359)
                                               -----------        -----------
Net loss .................................     $(2,155,575)       ($2,989,094)
                                               ===========        ===========


           See accompanying note to consolidated financial statements.

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------


              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                                        General       Limited
                                        Partners      Partners        Total
                                      -----------    -----------    -----------

Balance, January 1, 1997 ..........   $  (169,571)    (3,973,693)   $(4,143,264)

Net loss - three months 1997 ......       (21,556)    (2,134,019)    (2,155,575)
                                      -----------    -----------    -----------
Balance, March 31, 1997 ...........   $  (191,127)   $(6,107,712)   $(6,298,839)
                                      ===========    ===========    ===========


           See accompanying note to consolidated financial statements.

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three months ended  Three months ended
                                             March 31, 1997      March 31, 1996
                                               -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................   $(2,155,575)     $(2,989,094)
                                                -----------      -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

  Depreciation ..............................       205,417          108,060
  Amortization ..............................     1,890,735        3,485,084
  Decrease (increase) in:
    Accounts receivable .....................      (304,781)         (56,138)
    Due from related entity .................          --            (42,163)
    Inventory ...............................       (28,602)            --
    Prepaid insurance .......................       143,862          131,352
    Preopening costs ........................          --            (12,047)
    Deferred rent ...........................       (44,698)         (40,186)
    Other assets ............................          --              4,000

Increase (decrease) in:

  Accounts payable and accrued expenses .....      (319,619)         (61,158)
  Deferred revenues .........................       520,360           (4,510)
  Interest payable ..........................     1,770,913             --
  Due to related parties ....................      (120,847)            --
  Other liabilities .........................        (6,708)          98,077
                                                -----------      -----------
     TOTAL ADJUSTMENTS ......................     3,706,032        3,610,371
                                                -----------      -----------
     NET CASH PROVIDED BY
          OPERATING ACTIVITIES ..............     1,550,457          621,277
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment ..................       (37,511)        (881,637)
  Decrease (increase) in prepaid rent .......        71,029       (3,430,968)
  Accrued construction costs-current ........          --         (2,352,876)
                                                -----------      -----------
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES ..................        33,518       (6,665,481)
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable-partners ...................    (2,300,000)            --
   Notes payable-bank .......................       900,000             --
  Capital contributions from partners .......          --            963,889
                                                -----------      -----------
     NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES ..................    (1,400,000)         963,889
                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ...........................       183,975       (5,080,315)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD ........................       308,971        8,128,625
                                                -----------      -----------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD ..............................   $   492,946      $ 3,048,310
                                                ===========      ===========



           See accompanying note to consolidated financial statements.

                       CHELSEA PIERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Chelsea Piers, L.P. (the "Partnership") and its wholly-owned subsidiary, CP Funding Corp. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and regulation 210 of S-X and consequently do not include all of the disclosures normally made in an annual Form 10-K filing. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Annual Report on Form 10- K for the year ending December 31, 1996.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996 and statements of cash flows for three months ended March 31, 1997 and 1996. The foregoing interim results are not necessarily indicative of the results of operations for a full year. The December 31, 1996 amounts have been derived from audited financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 1997 were approximately $7,139,000 as compared to approximately $4,845,000 for the comparable period in 1996. Construction has been substantially completed and the various facilities began operating in 1995 and early 1996, in addition to the property management sector which began in 1994. The Roller Rinks began operating on July 1, 1995; Sky Rink ceased operations at its West 33rd Street location and opened September 1, 1995 at its new location; operations at the Field House started September 15, 1995; the Golf Club commenced operations in October 1995 and the Sports Center opened February 1, 1996. Start-up revenues from these businesses and existing operations contributed to the increase in revenues of 47%.

     Operating expenses for the three months ended March 31, 1997 were approximately $3,490,000 as compared to approximately $2,804,000 for the comparable period in 1996. The 24% increase is also due to the overall increase in operating costs attributable to the expansion of the business.

     Rent expense for the three months ended March 31, 1997 was approximately $2,465,000 as compared with approximately $1,766,000 for the comparable period in 1996. The primary reason for the 40% overall rent increase is due to higher amortization of prepaid rent due to additional capital expenditures.

     General and administrative expenses for the three months ended March 31, 1997 were approximately $1,379,000 as compared with approximately $1,543,000 for the comparable period in 1996. The decrease of 11% in general and administrative expenses is attributable to a decrease in expenses in general.

     Interest income for the three months ended March 31, 1997 was approximately $3,000 compared to approximately $63,000 for the comparable period in 1996. The decrease in interest income is due to a decline in the cash balance for 1997.

     Interest expense for the three months ended March 31, 1997 was approximately $1,847,000 compared to approximately $1,667,000 for the comparable period in 1996. The increase is due to compounding amortization of bond discount.

     During the three months ended March 31, 1997, the Company incurred an operating loss of $195,000, as compared to an operating loss of $1,268,000 for the first calendar quarter of 1996. After giving effect to interest expense on the Company's senior indebtedness and other items of income and expense, the Company's net loss for the period ended March 31, 1997, was $2,156,000 as compared to $2,989,000 for the first quarter of 1996. The first quarters of 1997 and 1996 are not comparable because in 1996 the Company had not fully opened all of its principal sports venues at the Chelsea Piers. However, the Company generated an operating loss because of the significant cost of the indebtedness and the various components of the Company's business, including the Golf Club, the Sports Center, parking operations and subtenant restaurants which are in the early stages of operation and were slower than anticipated with business.

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

     In June 1994, the Company was capitalized at an aggregate amount of approximately $61,957,000, consisting of $16,950,000 of partners' capital and approximately $45,007,000 of net proceeds of discount first mortgage notes payable (the "Notes"). The Company's agreements with the trustee for the Notes provided for the release to the Company from time to time of the proceeds of the Notes upon delivery to the trustee of certificates as to the application of such proceeds to the payment of costs of improvements at the Chelsea Piers, and for the release to the Company from time to time of the proceeds of the equity contributions of the partners of the Company upon delivery to the trustee of certificates as to the application of such proceeds to the payment of marketing and opening expenses, development costs, overhead and operating expenses or costs of issuance of the Notes.

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

     The Company has incurred significant recurring losses from operations since inception. For the year ended December 31, 1996, the Company reported a net loss of approximately $13.8 million, a working capital deficit of $5.7 million and partners' deficit of $4.1 million. Management believes that the Company's poor operating results are primarily attributable to the Project being in its early stages of operation. The Company has also incurred higher than anticipated capital expenditures in connection with the construction of the Project, which, together with the recurring losses from operations, has placed a significant cash burden on the Company. The proceeds of the issuance of the Notes and the equity contributions of the partners of the Company have been expended, and the Company will depend upon improved operations and the reduction of its costs of capital to be able to generate the cash flow the Company needs to meet its obligations. The Company is seeking to refinance its long term indebtedness to reduce the interest costs that the Company is currently incurring, but there can be no assurance that the Company will be successful in that effort. The Company's auditors have raised concern in their Report of Independent Certified Public Accountants, a copy of which was included with the Company's audited financial statements filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996, regarding the ability of the Company to continue as a going concern in light of recurring losses from operations suffered by the Company, see Note 2 to the Company's 1996 financial statements.

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

     The Company may prepay the principal amount of each Promissory Note, in whole or part, at any time without penalty. As of March 31, 1997, the Company made an aggregate payment of $2,300,000 under the Promissory Notes. As funds become available in the future, the Company intends to repay the outstanding balance due on the Promissory Notes. The balance of $900,000 due under the terms of the grid note mentioned above remains outstanding.

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

     A copy of the Capital Expenditure Note and the Equipment Note were attached as Exhibit 10.25 and Exhibit 10.26 respectively to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the terms thereof are incorporated herein by reference.

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

                    Material contracts --
                    Incorporated   by   reference   to  Exhibit   10.24  of  the
                    Registrant's Current Report on Form 8-K dated October 30, 1996.

                    Material  contracts --
                    Incorporated by reference to Exhibits 10.25 and 10.26 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

               (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997

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

                                       CP FUNDING CORP.


                                       By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President



                                       CHELSEA PIERS L.P.
                                       A New York limited partnership


                                       By: Chelsea Piers Management, Inc.,
                                           Managing General Partner


Date:  May 14, 1996                   By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President