Form 10-Q
period 1997-06-30
CHELSEA PIERS LP
filed 1997-08-12
CIK 929702

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

          (x)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                       AND

                               CHELSEA PIERS L.P.
                        (A New York Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

New York                                             13-3668842
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

Chelsea Piers - Pier 62, Suite 300
New York, New York                                   10011
----------------------------------------             -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997

                 100 Shares of Common Stock of CP Funding Corp.
        $29,763,889 in Limited Partnership Interests in Chelsea Piers L.P

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Set forth below are the June 30, 1997 unaudited financial statements for Chelsea Piers L.P. (the "Partnership") and its wholly-owned subsidiary, CP Funding Corp. (the "Issuer" and with the Partnership, collectively referred to as the "Company").

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,       December 31,
                                                      1997              1996
                                                  ------------     ------------
                                                   (Unaudited)
ASSETS
Current:
  Cash and cash equivalents ..................    $     64,670     $    308,971
  Accounts receivable ........................         530,734          317,853
  Inventory ..................................         133,836          101,531
  Prepaid insurance ..........................         352,594          640,317
                                                  ------------     ------------
         Total current assets ................       1,081,834        1,368,672

Property and equipment, at cost less
  accumulated  depreciation of
  $1,635,694 and $1,214,776 respectively .....       2,099,302        2,482,708
Prepaid rent .................................      50,658,604       52,185,238
Financing costs, less accumulated
  amortization of $4,719,019 and
  $1,185,483 respectively ....................         729,026        3,533,536
Deferred rent ................................       1,796,472        1,708,743
Other assets .................................         209,850          209,850
                                                  ------------     ------------
                                                  $ 56,575,088     $ 61,488,747
                                                  ============     ============
LIABILITIES AND PARTNERS' DEFICIT
Current:
  Notes payable - partners ...................    $       --       $  3,541,825
  Accounts payable and accrued expenses ......         797,834        1,255,790
  Construction costs payable - current .......       2,155,635        1,248,888
  Deferred revenues ..........................       1,082,018          541,879
  Interest payable ...........................         124,768          295,152
  Due to related parties .....................          17,653          137,031
                                                  ------------     ------------
          Total current liabilities ..........       4,177,908        7,020,565

Construction costs payable - long-term .......       2,000,575        1,339,545
Discount First Mortgage Notes payable ........            --         57,040,000
Loan payable .................................      45,000,000             --
Term loan payable ............................      20,000,000             --
Other liabilities ............................         370,859          231,901
                                                  ------------     ------------
          Total liabilities ..................      71,549,342       65,632,011
                                                  ------------     ------------
Partners' deficit:
  General partners ...........................        (277,881)        (169,571)
  Limited partners ...........................     (14,696,373)      (3,973,693)
                                                  ------------     ------------
          Total partners' deficit ............     (14,974,254)      (4,143,264)
                                                  ------------     ------------
                                                  $ 56,575,088     $ 61,488,747
                                                  ============     ============

           See accompanying note to consolidated financial statements.

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                              Three months ended June 30,                 Six months ended June 30,
                                                                1997                 1996                 1997                 1996
                                                        ---------------------------------         ---------------------------------
Revenues .......................................        $  8,134,026         $  5,124,200         $ 15,272,675         $  9,968,986
                                                        ------------         ------------         ------------         ------------
Expenses:
  Operating expenses ...........................           4,158,498            3,101,863            7,648,479            5,905,200
  Rent .........................................           2,511,729            2,168,689            4,976,636            3,935,054
  General and administrative ...................           1,612,156            1,509,007            2,991,287            3,052,385
                                                        ------------         ------------         ------------         ------------
      Total operating expenses .................           8,282,383            6,779,559           15,616,402           12,892,639
                                                        ------------         ------------         ------------         ------------
      Operating loss ...........................            (148,357)          (1,655,359)            (343,727)          (2,923,653)

Other expense:
 Interest expense - net.........................          (1,868,600)          (1,668,014)          (3,712,446)          (3,272,455)
 Financing costs ...............................          (3,417,177)            (116,360)          (3,533,536)            (232,719)
                                                        ------------         ------------         ------------         ------------
Loss before extraordinary item..................        $ (5,434,134)        $ (3,439,733)        $ (7,589,709)        $ (6,428,827)

Extraordinary item:
  Loss on early extinguishment of debt..........          (3,241,281)                --             (3,241,281)                --
                                                        ------------         ------------         ------------         ------------
Net loss .......................................        $ (8,675,415)        $ (3,439,733)        $(10,830,990)        $ (6,428,827)
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

                                                              Chelsea Piers L.P.
                                                                  and Subsidiary
                                                              ------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                  Six months ended June 30,
                                                  1997                1996
                                            ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................   ($10,830,990)        ($ 6,527,772)
                                              --------------       -------------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

  Depreciation .............................       420,917              259,007
  Amortization .............................     7,143,837            6,949,939
  Decrease (increase) in:
    Accounts receivable ....................      (212,881)            (163,695)
    Inventory ..............................       (32,305)             (76,837)
    Due from related parties ...............          --                (43,153)
    Prepaid insurance ......................       287,723              236,434
    Preopening costs .......................          --                (18,713)
    Deferred rent ..........................       (87,729)             (80,371)
    Other assets ...........................          --                  4,000

Increase (decrease) in:

  Accounts payable and accrued expenses ....      (457,956)             (68,664)
  Deferred revenues ........................       540,139               45,235
  Interest payable .........................      (170,384)             295,152
  Due to related parties ...................      (119,378)                --
  Other liabilities ........................       138,958               74,197
                                              --------------       -------------
     TOTAL ADJUSTMENTS .....................     7,450,941            7,412,531
                                              --------------       -------------

     NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES .............    (3,380,049)             884,759
                                              --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment .................       (37,511)          (1,146,948)
  Increase in prepaid rent .................      (515,890)          (8,660,465)
                                              --------------       -------------

    NET CASH USED IN INVESTING
      ACTIVITIES ...........................      (553,401)          (9,807,413)
                                              --------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable-partners .........    (3,541,825)               --
  Payment of Discounted First
    Mortgage Notes Payable ..................   (57,040,000)               --
  Proceeds of loans payable .................    65,000,000                --
  Financing costs ...........................      (729,026)               --
  Capital contributions from partners ......          --                963,889
                                              --------------       -------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES ..................     3,689,149              963,889
                                              --------------       -------------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS ..........................      (244,301)          (7,958,765)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD .......................       308,971            8,128,625
                                              --------------       -------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD .............................  $     64,670         $    169,860
                                              ==============       =============

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996 and statements of cash flows for six months ended June 30, 1997 and 1996. The foregoing interim results are not necessarily indicative of the results of operations for a full year. The December 31, 1996 amounts have been derived from audited financial statements.

2.  DEBT REFINANCINGk

     On June 23, 1997, the Partnership entered into a loan agreement with a lender pursuant to which the Lender made a first mortgage loan of $45,000,000 to the Partnership. Simultaneously with this loan agreement, the Partnership entered into a loan agreement with another lender for $20,000,000. These proceeds were primarily used to retire the Company's outstanding Discount First Mortgage Notes payable. The loss on early extinguishment of debt of $3,241,000 is shown as an extraordinary item in the Company's consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the six months and quarter ended June 30, 1997 were approximately $15,273,000 and $8,134,000, respectively, as compared to approximately $9,969,000 and $5,124,000 for the comparable periods in 1996. Construction has been substantially completed and the various facilities began operating in 1995 and early 1996, in addition to the property management sector which began operations in 1994. The Roller Rinks began operating on July 1, 1995; Sky Rink ceased operations at its West 33rd Street location and opened September 1, 1995 at its new location; operations at the Field House started September 15, 1995; the Golf Club commenced operations in October 1995 and the Sports Center opened February 1, 1996. Start-up revenues from these businesses and existing operations contributed to the increase in revenues of 53% and 59%, respectively.

     Operating expenses for the six months and quarter ended June 30, 1997 were approximately $7,648,000 and $4,158,000, respectively, as compared to approximately $5,905,000 and $3,102,000 for the comparable periods in 1996. The 30% and 34% increase is also due to the overall increase in operating costs attributable to the expansion of the businesses at the Chelsea Piers.

     Rent  expense  for the six  months  and  quarter  ended  June 30,  1997 was approximately $4,977,000 and $2,512,000, respectively, as compared with approximately $3,935,000 and $2,169,000 for the comparable periods in 1996. The primary reason for the 26% and 16% rent increase for the six months and the quarter is due to higher amortization of prepaid rent due to increased capital expenditures.

     General and administrative expenses for the six months and quarter ended June 30, 1997 were approximately $2,991,000 and $1,612,000, respectively, as compared with approximately $3,052,000 and $1,509,000 for the comparable periods in 1996. The general and administrative expenses remained relatively constant for these periods.

     Interest expense-net for the six months and quarter ended June 30, 1997 was approximately $3,712,000 and $1,869,000, respectively, compared to approximately $3,272,000 and $1,668,000 for the comparable periods in 1996. The increase in interest expenses of 13% and 12%, respectively, is due to a compounding amortization of bond discount.

     Financing costs for the six months and quarter ended June 30, 1997 were approximately $3,534,000 and $3,417,000, respectively, compared to $233,000 and $116,000 for the comparable periods of 1996. The significant increase in financing costs is due primarily to non-capitalizable loan restructuring costs of approximately $3.2 million incurred by the Company in June 1997 (see below under Capital Resources and Liquidity).

     During the six months and quarter ended June 30, 1997, the Company incurred an operating loss of $344,000 and $148,000, respectively, as compared to an operating loss of approximately $2,924,000 and $1,655,000 for the same periods in 1996. After giving effect to the interest expense on the Company's senior indebtedness and financing costs, the Company's loss before extraordinary items for the six months and quarter ended June 30, 1997, was approximately $7,590,000 and $5,434,000, respectively, as compared to approximately $6,429,000 and $3,440,000 for the comparable periods in 1996. The net loss for the six months of 1997 was approximately $10,831,000 as compared to $8,675,000 for the comparable period in 1996. The first six months of 1997 and 1996 are not comparable because in 1996 the Company had not fully opened all of its principal sports venues at the Chelsea Piers. However, the Company generated an operating loss in 1997 because of the significant cost of the indebtedness, the restructuring of its loans and the various components of the Company's business, including the Golf Club, the Sports Center, parking operations and subtenant restaurants which are in the early stages of operation and were slower than anticipated with business.

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

     The  principal  construction  of the  Chelsea  Piers  has  been  completed.
However, the Company continues to incur significant expenditures for capital improvements. The Company has an agreement with its general contractor, whereby the Company is to pay $500,000 in 1997 and $1,200,000 in 1998 and $200,000 in
1999 relating primarily to construction services previously rendered by such contractor at the Chelsea Piers. The Company has also contracted for $2 million in new electrical service infrastructure at the Chelsea Piers to ensure sufficient capacity for present and future needs. This work must be done in 1997. The Company has entered into a payment schedule with the electrical contractor which obligates the Company to make payments of $437,000 in 1997, $873,000 in 1998 and $218,000 in 1999. The Company has also undertaken a substantial program of repair and maintenance of the pilings supporting its pier structures with a budgeted cost of $500,000 - $600,000.

     As permitted by the Indentures, during 1996, the Company entered into a demand working capital grid note with a bank, with maximum borrowings up to $1,000,000. The note bears interest of 2.5% above LIBOR and is guaranteed by Roland W. Betts, the Chairman of Management. In connection with the Refinancing described below, all amounts due under the capital grid note were repaid and such facility is no longer in place.

     The Company has incurred significant recurring losses from operations since inception. For the year ended December 31, 1996, the Company reported a net loss of approximately $13.8 million, a working capital deficit of $5.7 million and partners' deficit of $4.1 million. Management believes that the Company's poor operating results are primarily attributable to the Project being in its early stages of operation. The Company has also incurred higher than anticipated capital expenditures in connection with the construction of the Project, which, together with the recurring losses from operations, has placed a significant cash burden on the Company. The proceeds of the issuance of the Notes and the equity contributions of the partners of the Company have been expended, and the Company will depend upon improved operations and the reduction of its costs of capital to be able to generate the cash flow the Company needs to meet its obligations. The Company's auditors have raised concern in their Report of Independent Certified Public Accountants, a copy of which was included with the Company's audited financial statements filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996, regarding the ability of the Company to continue as a going concern in light of recurring losses from operations suffered by the Company (see Note 2 to the Company's 1996 financial statements).

     The Company was able to make the interest payment due on the Notes on June 15, 1997, in a timely manner.

     On June 23, 1997, the Company entered into an agreement with the holders of the Company's Notes whereby the Company retired all the outstanding Notes and paid an aggregate sum of $60,458,175 to the Noteholders. A portion of such indebtedness was assigned to the Lender (as hereinafter defined). CP Funding Corp. was terminated effective as of June 26, 1997 by filing a Certificate of Dissolution with the Secretary of State of the State of Delaware. The Certificate of Dissolution has been filed as an exhibit to the Company's current report on Form 8-K dated July 3, 1997 and the terms thereof are incorporated herein by reference.

     On June 23, 1997, Chelsea Piers L.P. entered into a loan agreement with Starwood Opportunity Fund IV, L.L.P. (the "Lender") pursuant to which the Lender made a first mortgage loan of $45,000,000 to Chelsea Piers L.P. Simultaneously with such loan agreement, an affiliate of Chelsea Piers L.P. entered into a loan agreement with Republic National Bank for the principal sum of $20,000,000, the proceeds of which were used to repurchase all outstanding bonds. The transactions contemplated by the two loan agreements and the agreement with the Noteholders are collectively referred to herein as the "Refinancing."

     In connection with the Refinancing, the Company satisfied the indebtedness evidenced by the Capital Expenditure Promissory Note and the Equipment Financing Promissory Note in favor of Roland W. Betts and Tom A. Bernstein. The Capital Expenditure Promissory Note and the Equipment Financing Promissory Note were filed as exhibits to the Company's annual report on Form 10-K for the year ended December 31, 1996 and the terms thereof are incorporated herein by reference.

     The Company filed Form 15 -- Certificate and Notification of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934, as amended, on July 3, 1997 with the Securities and Exchange Commission pursuant to which the Company will cease filing periodic reports within 90 days after such Form 15 filing.

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

               (b)  Form 8-K dated July 3, 1997
                    Form 15 dated July 3, 1997

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

                                       CP FUNDING CORP.


                                       By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President



                                       CHELSEA PIERS L.P.
                                       A New York limited partnership


                                       By: Chelsea Piers Management, Inc.,
                                           Managing General Partner


Date:  August 12, 1997                By: /s/ Tom A. Bernstein
                                           -------------------------------
                                           Tom A. Bernstein, President